Form 10-Q
period 2024-06-30
Voyager Acquisition Corp./Cayman Islands
filed 2024-09-24
CIK 2006815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-42211

Voyager Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 Concord Street Brooklyn, NY	11201
(Address of principal executive offices)	(Zip Code)

(347) 720 2907

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one warrant	VACHU	The Nasdaq Global Market
Class A ordinary shares, par value $0.0001 per share	VACH	The Nasdaq Global Market
Warrants, each whole warrant entitling the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, exercisable 30 days after the completion of our initial business combination and will expire five years after the completion of our initial business combination or earlier upon redemption or our liquidation	VACHW	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of September 23, 2024, the registrant had a total of 31,625,000 shares of its common stock, par value $0.0001 per share, issued and outstanding.

VOYAGER ACQUISITION CORP.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” of our Prospectus dated July 31, 2024 and in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or events and circumstances reflected in the forward-looking statements will occur. We are under no duty to update any of these forward-looking statements after completion of this Quarterly Report on Form 10-Q to conform these statements to actual results or revised expectations.

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Voyager Acquisition Corp.

Voyager Acquisition Corp.
Condensed Balance Sheets

	As of June 30, 2024	As of December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$25,000	$-
Total current assets	25,000
Deferred offering costs associated with proposed public offering	367,381	71,680
Total Assets	$392,381	$71,680

Liabilities and Shareholder’s Deficit
Current liabilities:
Accrued offering expenses	$211,955	$71,680
Accounts payable and accrued expenses	35,000	5,000
Due to sponsor	228,274	-
Total current liabilities	475,229	76,680

Commitments and Contingencies
Shareholder’s Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 shares issued and outstanding(1)(2)	633	-
Additional paid-in capital	24,367	-
Accumulated deficit	(107,848)	(5,000)
Total shareholder’s deficit	(82,848)	(5,000)
Total Liabilities and Shareholder’s Deficit	$392,381	$71,680

(1)	As of June 30, 2024, includes up to 825,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 5 and 7).
(2)	On January 11, 2024, the Company received $25,000 for issuing 5,750,000 Class B ordinary shares to Sponsor. On February 16, 2024, an additional 1,725,000 Class B shares were issued to the Sponsor, increasing their total to 7,475,000 shares. On May 31, 2024, the Company issued 28,750 more Class B shares to the Sponsor. However, on July 19, 2024, the Company forfeited 1,178,750 shares, leaving the Sponsor with 6,325,000 Class B shares. As of June 30, 2024, the share and per-share data have been retroactively updated in the financial statements (refer to Notes 5 and 7).

The accompanying notes are an integral part of these financial statements

Voyager Acquisition Corp.
Condensed Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
General and administrative expenses	$50,808	$102,848

Net loss	$(50,808)	$(102,848)

Weighted average shares outstanding, basic and diluted(1)(2)	5,500,000	5,500,000

Basic and diluted net loss per share	$(0.01)	$(0.02)

(1)	As of June 30, 2024, this number excludes an aggregate of up to 825,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 5 and 7).
(2)	On January 11, 2024, the Company received $25,000 for issuing 5,750,000 Class B ordinary shares to Sponsor. On February 16, 2024, an additional 1,725,000 Class B shares were issued to the Sponsor, increasing their total to 7,475,000 shares. On May 31, 2024, the Company issued 28,750 more Class B shares to the Sponsor. However, on July 19, 2024, the Company forfeited 1,178,750 shares, leaving the Sponsor with 6,325,000 Class B shares. As of June 30, 2024, the share and per-share data have been retroactively updated in the financial statements (refer to Notes 5 and 7).

The accompanying notes are an integral part of these financial statements

Voyager Acquisition Corp.

Condensed Statements of Changes in Shareholder’s Deficit

For the Three and Six Months Ended June 30, 2024 (Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	-	$-	1	$-	$-	$(5,000)	$(5,000)
Issuance of Class B ordinary shares(1)(2)	-	-	6,325,000	633	24,367	-	25,000
Cancellation of 1 share			(1)	-	-	-	-
Net loss	-	-	-	-	-	(52,040)	(52,040)
Balance – March 31, 2024 (Unaudited)	-	$-	6,325,000	$633	$24,367	$(57,040)	$(32,040)
Net loss	-	-	-	-	-	(50,808)	(50,808)
Balance – June 30, 2024 (unaudited)	-	$-	6,325,000	$633	$24,367	$(107,848)	$(82,848)

(1)

As of June 30, 2024, this number includes an aggregate of up to 825,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 5 and 7).

(2)	On January 11, 2024, the Company received $25,000 for issuing 5,750,000 Class B ordinary shares to Sponsor. On February 16, 2024, an additional 1,725,000 Class B shares were issued to the Sponsor, increasing their total to 7,475,000 shares. On May 31, 2024, the Company issued 28,750 more Class B shares to the Sponsor. However, on July 19, 2024, the Company forfeited 1,178,750 shares, leaving the Sponsor with 6,325,000 Class B shares. As of June 30, 2024, the share and per-share data have been retroactively updated in the financial statements (refer to Notes 5 and 7).

The accompanying notes are an integral part of these financial statements

Voyager Acquisition Corp.

Condensed Statement of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2024
Cash Flows from Operating Activities:
Net loss	$(102,848)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	30,000
Increase in amounts payable to Sponsor	72,848
Net cash provided by operating activities	$-

Cash Flows from Financing activities
Proceeds from issuance of shares to Sponsor	$25,000
Net cash provided by financing activities	$25,000

Net increase in cash	$25,000
Cash – beginning of the period	$-
Cash – end of the period	$25,000

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued expenses	$211,955
Deferred offering costs paid by Sponsor	$155,426

The accompanying notes are an integral part of these financial statements

Voyager Acquisition Corp.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Voyager Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on December 19, 2023. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”)

As of June 30, 2024, the Company had not yet commenced operations. All activity for the period from December 19, 2023 (inception) through June 30, 2024, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Initial Public Offering

The registration statement for the Company’s Initial Public Offering was declared effective on August 8, 2024. The Initial Public Offering (“IPO”) involved 25,300,000 units (the “Units”), including 3,300,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Ordinary Shares”), and one-half of one redeemable warrant (the “Warrants”) with each whole warrant entitling the holder thereof to purchase one Ordinary Share at a price of $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $253,000,000 (the “Public Proceeds”) (see Note 3).

Simultaneously with the closing of the IPO, pursuant to the private placement warrant purchase agreement, dated August 8, 2024, between the Company and Voyager Acquisition Sponsor Holdco LLC, and the private placement warrant purchase agreement, dated August 8, 2024, between the Company and Cantor Fitzgerald & Co. and Odeon Capital Group LLC, the Company completed the private sale of 7,665,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $7,665,000 (the “Private Proceeds” and together with the Public Proceeds, the “Offering Proceeds”). The Private Placement Warrants are identical to the Warrants sold in the IPO (see Note 4).

Transaction costs amounted to $17,098,246, consisting of $4,400,000 of cash underwriting fee, $12,045,000 of deferred underwriting fee (see additional discussion in Note 6), and $653,246 of other offering costs.

The Trust Account

As of August 8, 2024, upon the closing of the Initial Public Offering and the Private Placement, $254,265,000 ($10.05 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested only in U.S. government treasury obligations, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earliest of (i) the completion of an initial business combination, (ii) the redemption of public shares if the Company is unable to complete an initial business combination within the completion window, subject to applicable law, and (iii) the redemption of public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of obligation to redeem 100% of public shares if the Company has not consummated an initial business combination within the completion window or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of public shareholders.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units (as defined in Note 4), although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its Class A ordinary shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”). In accordance with U.S. Securities and Exchange Commission (“SEC”) and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with FASB ASC Topic 470-20, “Debt with Conversion and Other Options.” The resulting discount to the initial carrying value of temporary equity was accreted upon closing the Initial Public Offering such that the carrying value equals the redemption value on such date. The accretion or remeasurement is recognized as a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The Public Shares are redeemable and were classified as such on the balance sheets until such date that a redemption event takes place.

The Company has determined not to consummate any Business Combination unless the Company has net tangible assets of at least $5,000,001 upon such consummation in order to avoid being subject to Rule 419 promulgated under the Securities Act. However, if the Company seeks to consummate an initial Business Combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the Trust Account upon consummation of such initial Business Combination, its net tangible asset threshold may limit the Company’s ability to consummate such initial Business Combination (as the Company may be required to have a lesser number of shares redeemed) and may force the Company to seek third party financing which may not be available on terms acceptable to the Company or at all. As a result, the Company may not be able to consummate such initial Business Combination and the Company may not be able to locate another suitable target within the applicable time period, if at all.

Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Company’s Second Amended and Restated Memorandum and Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, executive officers, directors and director nominees will agree not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete it initial Business Combination within such 18-month period, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (or up to 24 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination by the full amount of time), or August 12, 2026, (the “Combination Period”), the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to its public warrants or private placement warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the 18-month time period, and the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (or up to 24 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination by the full amount of time).

The Initial Shareholders will agree to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.05 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Sources

As of June 30, 2024, the Company had a cash balance of $25,000 and a working capital deficit of $450,229 (excluding deferred offering costs). Further, the Company has incurred and expects to continue to incur significant costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of June 30, 2024, management has determined that the Company has access to funds from certain of the holders of Founder Shares, and such individuals have the financial ability to provide such funds, that are sufficient to fund the working capital needs of the Company in excess of one year. Further, due to the closing of the Initial Public Offering on August 8, 2024, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot assure that its plans to consummate a Business Combination will be successful.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission (“SEC”) relating to interim financial statements. The December 31, 2023 balance sheet information was derived from the audited financial statements as of that date.

In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments, intercompany adjustments, reclassifications and non-recurring adjustments) have been recorded to present fairly our financial position as of June 30, 2024 and December 31, 2023, and the results of operations and cash flows for the three and six months ended June 30, 2024.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $25,000 in cash and no cash equivalents as of June 30, 2024. There was no cash or cash equivalents as of December 31, 2023.

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consist of legal, registration, and other costs incurred through the balance sheet date that are directly related to the Proposed Public Offering and that will be charged to shareholder’s equity upon the completion of the Proposed Public Offering. Should the Proposed Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that is included in the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized for jurisdictions where the Company might be subject to income tax.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of June 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

Warrant Instruments

The Company will account for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and will classify the warrant instruments under equity treatment at their assigned values. There were no Public Warrants or Private Placement Warrants outstanding as of June 30, 2024 and December 31, 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding Class A ordinary shares subject to forfeiture. At June 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, the diluted loss per share is the same as basic loss per share for the periods presented.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,300,000 Units including 3,300,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option at a purchase price of $10.00 per Unit. Each Unit will consist of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade.

NOTE 4. PRIVATE PLACEMENT

As of August 8, 2024, simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 7,665,000 units (the “Initial Private Placement Units”). In this Private Placement, the Sponsor purchased 5,037,500 warrants, while Cantor Fitzgerald & Co. and Odeon Capital Group LLC purchased 2,627,500 warrants, all at a price of $1 per Private Placement Unit, generating total proceeds of $7,665,000. Each Private Placement Unit entitles the holder thereof to one Class A ordinary share and one-half of one redeemable warrant (“Private Placement Warrants”) to purchase one Class A ordinary share at $11.50 per share.

Each whole Private Placement Warrant is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor are added to the proceeds from the Proposed Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

The Sponsor and the Company’s officers and directors will agree, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

A single Class B ordinary share was issued on December 19, 2023, to establish the company’s legal existence upon incorporation. This share has no economic value and was subsequently forfeited.

On January 11, 2024, the Company received $25,000 for issuance of 5,750,000 Class B ordinary shares (the “Founder Shares”). The initial shareholders have agreed to forfeit up to an aggregate of 750,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units is not exercised in full by the underwriters.

On February 16, 2024, the Company issued an additional 1,725,000 Founder Shares (up to 225,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) for no additional consideration which were retroactively presented on the financial statements.

On May 31, 2024, the Company issued an additional 28,750 Founder Shares (up to 3,750 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) for no additional consideration which were retroactively presented on the financial statements.

On July 19, 2024, the Company forfeited 1,178,750 Founder shares for no consideration. This adjustment was made to align with the reduction in the offering size and has been retroactively reflected in the Company’s financial statements. As of June 30, 2024, there were 6,325,000 Founder Shares issued and outstanding.

The initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination or (B) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lockup.

Administrative Services Agreement

The Company has entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space and administrative and support services.

Related Party Loans

On January 11, 2024, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of this offering. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2024, or the closing of this offering. There were no amounts outstanding under the loan as of June 30, 2024 or December 31, 2023.

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from December 19, 2023 (inception) to June 30, 2024, the Sponsor paid $228,274 on behalf of the Company. There was an amount of $228,274 outstanding as of June 30, 2024. There were no outstanding balances as of December 31, 2023.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the Proposed Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,300,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On August 12, 2024, simultaneously with the closing of the Initial Public Offering the underwriters elected to fully exercise the over-allotment option.

The underwriters were paid an underwriting discount of $0.20 per unit, or $4,400,000 in the aggregate upon the closing of the Initial Public Offering and $0.45 per unit, or $9,900,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. In addition, an additional $0.65 per unit, or $2,145,000 on units sold pursuant to the underwriters’ options to purchase additional units, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management is currently evaluating the impact of significant global events, such as the COVID-19 pandemic, the Russia/Ukraine and Israel/Palestine conflicts, on the industry and has concluded that while it is reasonably possible that these could have a negative effect on the Company’s financial position, results of its operations and/or ability to complete a business combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7. SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023 there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023 there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At June 30, 2024, there were 6,325,000 Class B ordinary shares issued and outstanding, respectively. As of June 30, 2024 and December 31, 2023, 6,325,000 Class B ordinary shares include an aggregate of up to 825,000 Class B ordinary shares are subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Proposed Public Offering.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Proposed Public Offering and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of all ordinary shares issued and outstanding upon the completion of the Proposed Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination.

Warrants

At June 30, 2024 and December 31, 2023, there were no public warrants and private warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Proposed Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described below under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 100% and 180%, respectively, of the higher of the Market Value and the Newly Issued Price.

The Company assessed public warrants and private placement warrants to determine whether they should be classified as equity or liability instruments. This assessment is based on an evaluation of the specific terms of each instrument and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment is based on whether the instrument is freestanding financial instruments pursuant to ASC 480 meets the definition of a liability pursuant to ASC 480, and whether the instrument meets all of the requirements for equity classification under ASC 815, including whether the instrument is indexed to the Company’s own common stock, among other conditions for equity classification. Pursuant to such evaluation, the Company accounted for the public warrants issued in Initial Public Offering and the warrants issued in connection with the Private Placement as equity-classified instruments in accordance with ASC 815 as they did not meet the liability criteria.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00: Once the warrants become exercisable, the Company may call the outstanding warrants for redemption (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like); and

●	if the Reference Value is less than $18.00 per share (as adjusted), the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” of Class A ordinary shares for the above purpose shall mean the volume weighted average price of Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except as set forth below.

As disclosed above, on August 8, 2024, the Company consummated the Initial Public Offering of 25,300,000 Units, including the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000. Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 7,665,000 units (the “Initial Private Placement Units”). In this Private Placement, the Sponsor purchased 5,037,500 warrants, while Cantor Fitzgerald & Co. and Odeon Capital Group LLC purchased 2,627,500 warrants, all at a price of $1 per Private Placement Unit, generating total proceeds of $7,665,000. Each Private Placement Unit entitles the holder thereof to one Class A ordinary share and one-half of one redeemable warrant (“Private Placement Warrants”) to purchase one Class A ordinary share at $11.50 per share.

The Sponsor covered certain offering and general administrative expenses, amounting to $228,274, which remained outstanding as of June 30, 2024. These amounts were fully settled from the proceeds of the Initial public offering.

On August 8, 2024, as a result of the underwriters’ election to fully exercise their over-allotment option, an aggregate of 825,000 Founder Shares are no longer subject to forfeiture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”.

Overview

We are a blank check company, incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any business combination target, and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of the above-mentioned offering and the sale of the private placement warrants, our shares, debt or a combination of cash, shares and debt.

The issuance of additional ordinary shares or preferred shares in a business combination:

●	may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Pursuant to our amended and restated memorandum and articles of association, if we are unable to complete our initial business combination within the completion window, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of amounts withdrawn to pay our income taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our initial shareholders have entered into agreements with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the completion window. However, if our initial shareholders or management team acquire public shares in or after this offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the prescribed time period

On January 24, 2024, the SEC adopted the 2024 SPAC Rules, which became effective on July 1, 2024. The 2024 SPAC Rules require, among other matters,

(i)	additional disclosures relating to SPAC Business Combination transactions;

(ii)	additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions;

(iii)	additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and

(iv)	the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements.

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Recent Developments

The IPO registration statement for the Company’s Initial Public Offering was declared effective on August 8, 2024.

On August 8, 2024, we consummated the Initial Public Offering of 25,300,000 Units, including the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000. Simultaneously with the consummation of the IPO and the sale of the Units, we consummated the private placement (“Private Placement”) of 7,665,000 units (the “Initial Private Placement Units”). In this Private Placement, the Sponsor purchased 5,037,500 warrants, while Cantor Fitzgerald & Co. and Odeon Capital Group LLC purchased 2,627,500 warrants, all at a price of $1 per Private Placement Unit, generating total proceeds of $7,665,000. Each Private Placement Unit entitles the holder thereof to one Class A ordinary share and one-half of one redeemable warrant (“Private Placement Warrants”) to purchase one Class A ordinary share at $11.50 per share.

Following the closing of the Initial Public Offering, an amount of $254,265,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed in the Trust Account.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception to the reporting date of June 30, 2024 have been organizational activities and those necessary to prepare for this offering. Following this offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after this offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After this offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of this offering.

For the three and six months ended June 30, 2024, we had a net loss of $(50,808) and $(102,848), primarily comprised of general and administrative costs related to our Initial Public Offering.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

On August 8, 2024, we consummated the Initial Public Offering of 25,300,000 Units, including the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000. Simultaneously with the consummation of the IPO and the sale of the Units, we consummated the private placement (“Private Placement”) of 7,665,000 units (the “Initial Private Placement Units”). In this Private Placement, the Sponsor purchased 5,037,500 warrants, while Cantor Fitzgerald & Co. and Odeon Capital Group LLC purchased 2,627,500 warrants, all at a price of $1 per Private Placement Unit, generating total proceeds of $7,665,000. Each Private Placement Unit entitles the holder thereof to one Class A ordinary share and one-half of one redeemable warrant (“Private Placement Warrants”) to purchase one Class A ordinary share at $11.50 per share.

Our liquidity needs were satisfied prior to the completion of Initial Public Offering through $25,000 received from the sponsor for the issuance of the founder shares to our sponsor and up to $300,000 in loans from our sponsor under an unsecured promissory note. As of June 30, 2024, we had not borrowed any amount under the promissory note with our sponsor to be used for a portion of the expenses of this offering. However, the Sponsor has covered certain offering and general administrative expenses, amounting to $228,274, which remained outstanding as of June 30, 2024.

Net proceeds from (1) the sale of the units in Initial Public offering, after deducting offering expenses and other expenses of approximately $1,173,390 and underwriting commissions of $4,400,000 (excluding deferred underwriting commissions of $12,045,000 and (2) the sale of the private placement warrants for a purchase price of $7,665,00 were $255,091,610. Of this amount, $254,265,000, including $12,045,000 in deferred underwriting commissions was deposited into the trust account. The funds in the trust account are invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries. The remaining $826,610 will not be held in the trust account.

The proceeds held in the Trust Account were initially invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of income taxes payable and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay income taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. We expect the only taxes payable by us out of the funds in the trust account will be income taxes, if any. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we expect to have available to us $1,425,000 of proceeds (without over-allotment option) held outside the trust account, together with the loan provided by our sponsor for working capital. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay income taxes to the extent the interest earned on the trust account is not sufficient to pay our income taxes.

We do not believe we will need to raise additional funds following the Initial Public Offering in order to meet the expenditures required for operating our business prior to our initial Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect our primary liquidity requirements during that period to include approximately $150,000 for legal, accounting, due diligence, travel and other expenses in connection with any business combinations; $150,000 for legal and accounting fees related to regulatory reporting requirements; $56,500 for Nasdaq continued listing fees; $320,000 of fees pursuant to the Administrative Services Agreement for office space, administrative, financial and support services; $400,000 for director and officer’s liability insurance; and approximately $1,425,000 for general working capital that will be used for miscellaneous expenses and reserves net of estimated interest income.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements” as we have not conducted any operations to date.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $30,000 per month to the Sponsor or an affiliate thereof for office space, utilities, and secretarial and administrative support. We began incurring these fees on August 8, 2024 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred underwriting commission of $12,045,000 upon the completion of our initial Business Combination subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of June 30, 2024, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations carefully consider the factors discussed in “Risk Factors” of our Prospectus dated August 8, 2024, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal 2024 to the risk factors that were included in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 8, 2024, we consummated the Initial Public Offering of 25,300,000 Units, including the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000. Simultaneously with the consummation of the IPO and the sale of the Units, we consummated the private placement (“Private Placement”) of 7,665,000 units (the “Initial Private Placement Units”). In this Private Placement, the Sponsor purchased 5,037,500 warrants, while Cantor Fitzgerald & Co. and Odeon Capital Group LLC purchased 2,627,500 warrants, all at a price of $1 per Private Placement Unit, generating total proceeds of $7,665,000. Each Private Placement Unit entitles the holder thereof to one Class A ordinary share and one-half of one redeemable warrant (“Private Placement Warrants”) to purchase one Class A ordinary share at $11.50 per share.

On August 8, 2024, we consummated our Initial Public Offering of 25,300,000 Units, including 3,000,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each Unit consists of one Public Share, and one-half of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share.

The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $253,000,000. On August 8, 2024, simultaneously with the consummation of our Initial Public Offering, we completed the private sale of an aggregate of 7,665,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrants, to our Sponsor and Cantor, generating gross proceeds of $7,665,000. Of those 7,665,000 Private Placement Warrants, the Sponsor purchased 5,037,500 Private Placement Warrants and Cantor Fitzgerald & Co. and Odeon Capital Group LLC purchased 2,627,500 Private Placement Warrants.

Following the closing of our Initial Public Offering, a total of $254,265,000 comprised of the proceeds from the Initial Public Offering (which amount includes $12,045,000 of the underwriters’ deferred discount) and the Private Placement, was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. The specific investments in our Trust Account may change from time to time.

Other than as described above, there has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as is described in our final prospectus related to our Initial Public Offering. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 24, 2024	Voyager Acquisition Corp.

	By:	/s/ Adeel Rouf
Adeel Rouf
Chief Executive Officer

By:	/s/ Alex Rogers
Alex Rogers
Chief Financial Officer