Form 10-Q
period 2024-09-30
Voyager Acquisition Corp./Cayman Islands
filed 2024-11-14
CIK 2006815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 14, 2024, the registrant had a total of 25,300,000 Class A ordinary shares, $0.0001 par value, issued and outstanding and 6,325,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Voyager Acquisition Corp.

Voyager Acquisition Corp.
Condensed Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$757,895	$-
Due from related party	27,050	-
Total current assets	784,945	-
Deferred offering costs associated with proposed public offering	-	71,680
Investments held in trust account	256,095,655	-
Total Assets	$256,880,600	$71,680

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued offering expenses	$-	$71,680
Accounts payable and accrued expenses	10,000	5,000
Due to related party	20,000	-
Total current liabilities	30,000	76,680

Deferred underwriting commission	12,045,000	-

Total liabilities	12,075,000	76,680

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 25,300,000 shares and -0- shares subject to possible redemption at $10.12 per share at September 30, 2024 and December 31, 2023 respectively	256,095,655	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2024 and December 31, 2023	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding, excluding 25,300,000 shares and -0- shares subject to possible redemption at September 30, 2024 and December 31, 2023 respectively	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 shares and 1 share issued and outstanding September 30, 2024 and December 31, 2023 respectively(1)	633	-
Additional paid-in capital	-	-
Accumulated deficit	(11,290,688)	(5,000)
Total shareholders’ deficit	(11,290,055)	(5,000)
Total Liabilities and Shareholders’ Deficit	$256,880,600	$71,680

(1)	Includes an aggregate of up to 825,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised (Note 5). On January 11, 2024, the Company received $25,000 for issuing 5,750,000 Class B ordinary shares to Sponsor. On February 16, 2024, an additional 1,725,000 Class B shares were issued to the Sponsor, increasing their total to 7,475,000 shares. On May 31, 2024, the Company issued an additional 28,750 Class B shares to the Sponsor. However, on July 19, 2024, the Company forfeited 1,178,750 shares, leaving the Sponsor with 6,325,000 Class B shares. As of September 30, 2024, the share and per-share data have been retroactively updated in the financial statements (refer to Notes 5 and 7). On August 12, 2024, as a result of the underwriters’ election to fully exercise their over-allotment option, the 825,000 shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Voyager Acquisition Corp.
Condensed Statements of Operations (Unaudited)

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
General and administrative expenses	$529,234	$632,082
Loss from operations	(529,234)	(632,082)

Other income	20,273	20,273
Interest income from investments held in trust account	1,730,852	1,730,852
Unrealized gain on investments held in trust account	99,803	99,803

Net income	$1,321,694	$1,218,846

Weighted average shares outstanding of Class A redeemable ordinary shares, basic and diluted	13,750,000	4,616,788
Basic and diluted net income per ordinary share, Class A redeemable ordinary shares	$0.07	$0.12

Weighted average shares outstanding of Class B ordinary shares, basic and diluted(1)	5,948,370	5,650,547
Basic and diluted net loss per share, Class B ordinary shares	$0.07	$0.12

(1)	Excludes an aggregate of up to 825,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised (see Note 5).

On January 11, 2024, the Company received $25,000 for issuing 5,750,000 Class B ordinary shares to Sponsor. On February 16, 2024, an additional 1,725,000 Class B shares were issued to the Sponsor, increasing their total to 7,475,000 shares. On May 31, 2024, the Company issued 28,750 more Class B shares to the Sponsor. However, on July 19, 2024, the Company forfeited 1,178,750 shares, leaving the Sponsor with 6,325,000 Class B shares. As of September 30, 2024, the share and per-share data have been retroactively updated in the unaudited condensed financial statements (see Notes 5 and 7). On August 12, 2024, as a result of the underwriters’ election to fully exercise their over-allotment option, the 825,000 shares are no longer subject to forfeiture

The accompanying notes are an integral part of these unaudited condensed financial statements.

Voyager Acquisition Corp.

Condensed Statements of Changes in Shareholders’ Deficit

For the Three and Nine Months Ended September 30, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	-	$-	1	$-	$-	$(5,000)	$(5,000)
Issuance of Class B ordinary shares(1)	-	-	6,325,000	633	24,367	-	25,000
Cancellation of 1 share			(1)	-	-	-	-
Net loss	-	-	-	-	-	(52,039)	(52,039)
Balance – March 31, 2024 (Unaudited)	-	-	6,325,000	633	24,367	(57,040)	(32,040)
Net loss	-	-	-	-	-	(50,808)	(50,808)
Balance – June 30, 2024 (Unaudited)	-	-	6,325,000	633	24,367	(107,848)	(82,848)

Issuance of private units	-	-	-	-	7,665,000	-	7,665,000
Fair value of public warrants	-		-	-	1,429,450	-	1,429,450

Accretion for Class A ordinary shares subject to redemption amount	-	-	-	-	(21,523,670)	-	(21,523,670)
Allocated value of transaction costs to Public and Private warrants	-	-	-	-	(99,682)	-	(99,682)

Reclass of additional paid in capital to accumulated deficit	-	-	-	-	12,504,535	(12,504,535)	-
Net income	-	-	-	-	-	1,321,694	1,321,694
Balance – September 30, 2024 (Unaudited)	-	$-	6,325,000	$633	$-	$(11,290,688)	$(11,290,055)

(1)	Includes an aggregate of up to 825,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised (see Note 5). On January 11, 2024, the Company received $25,000 for issuing 5,750,000 Class B ordinary shares to Sponsor. On February 16, 2024, an additional 1,725,000 Class B shares were issued to the Sponsor, increasing their total to 7,475,000 shares. On May 31, 2024, the Company issued 28,750 more Class B shares to the Sponsor. However, on July 19, 2024, the Company forfeited 1,178,750 shares, leaving the Sponsor with 6,325,000 Class B shares. As of September 30, 2024, the share and per-share data have been retroactively updated in the financial statements (see Notes 5 and 7). On August 12, 2024, as a result of the underwriters’ election to fully exercise their over-allotment option, the 825,000 shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Voyager Acquisition Corp.

Condensed Statement of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2024
Cash Flows from Operating Activities:
Net income	$1,218,846
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in trust account	(1,730,852)
Unrealized gain on investments held in trust account	(99,803)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	5,000
Decrease in amounts due from Sponsor	(27,050)
Increase in amounts payable to related party	20,000
Net cash used in operating activities	(613,859)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(254,265,000)
Net cash used in financing activities	(254,265,000)

Cash Flows from Financing Activities:
Proceeds from issuance of shares to Sponsor	25,000
Gross proceeds from initial public offering	253,000,000
Proceeds from private placement	7,665,000
Payment of offering costs	(5,053,246)
Net cash provided by financing activities	255,636,754

Net increase in cash	757,895
Cash – beginning of the period	-
Cash – end of the period	$757,895

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$12,045,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Voyager Acquisition Corp.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Voyager Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on December 19, 2023. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).

As of September 30, 2024, the Company had not yet commenced operations. All activity for the period from December 19, 2023 (inception) through September 30, 2024, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Initial Public Offering

The registration statement for the Company’s Initial Public Offering was declared effective on August 8, 2024. The Initial Public Offering (“IPO”) involved 25,300,000 units (the “Units”), including 3,300,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Public Shares”), and one-half of one redeemable warrant (the “Warrants”) with each whole warrant entitling the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $253,000,000 (the “Public Proceeds”) (see Note 3).

Simultaneously with the closing of the IPO, pursuant to the private placement warrant purchase agreement, dated August 8, 2024, between the Company and Voyager Acquisition Sponsor Holdco LLC, and the private placement warrant purchase agreement, dated August 8, 2024, between the Company and Cantor Fitzgerald & Co. and Odeon Capital Group LLC, the Company completed the private sale of 7,665,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $7,665,000 (the “Private Proceeds” and together with the Public Proceeds, the “Offering Proceeds”). In this Private Placement, the Sponsor purchased 5,037,500 warrants, while Cantor Fitzgerald & Co. and Odeon Capital Group LLC purchased 2,627,500 warrants. The Private Placement Warrants are identical to the Warrants sold in the IPO (see Note 4).

Transaction costs amounted to $17,098,246, consisting of $4,400,000 of cash underwriting fee, $12,045,000 of deferred underwriting fee (see additional discussion in Note 6), and $653,246 of other offering costs.

Investments Held in Trust Account

As of August 12, 2024, upon the closing of the Initial Public Offering and the Private Placement, $254,265,000 ($10.05 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested only in U.S. government treasury obligations, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earliest of (i) the completion of an initial business combination, (ii) the redemption of public shares if the Company is unable to complete an initial business combination within the completion window, subject to applicable law, and (iii) the redemption of public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of obligation to redeem 100% of public shares if the Company has not consummated an initial business combination within the completion window or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of public shareholders.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”). In accordance with U.S. Securities and Exchange Commission (“SEC”) and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with FASB ASC Topic 470-20, “Debt with Conversion and Other Options.” The resulting discount to the initial carrying value of temporary equity was accreted upon closing the Initial Public Offering such that the carrying value equals the redemption value on such date. The accretion or remeasurement is recognized as a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The Public Shares are redeemable and were classified as such on the balance sheets until such date that a redemption event takes place.

The Company has determined not to consummate any Business Combination unless the Company has net tangible assets of at least $5,000,001 upon such consummation in order to avoid being subject to Rule 419 promulgated under the Securities Act. However, if the Company seeks to consummate an initial Business Combination with a target business that imposes any type of working capital closing condition or requires the Company to have a minimum amount of funds available from the Trust Account upon consummation of such initial Business Combination, its net tangible asset threshold may limit the Company’s ability to consummate such initial Business Combination (as the Company may be required to have a lesser number of shares redeemed) and may force the Company to seek third-party financing which may not be available on terms acceptable to the Company or at all. As a result, the Company may not be able to consummate such initial Business Combination and the Company may not be able to locate another suitable target within the applicable time period, if at all.

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

If the Company is unable to complete a Business Combination within 24 months from the closing of the Proposed Public Offering (the “Combination Period”), the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. However, the Company may hold a shareholder vote at any time to amend its amended and restated memorandum and articles of association to modify the amount of time it will have to consummate an initial Business Combination (as well as to modify the substance or timing of the obligation to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the time periods described herein or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity). As described herein, the initial shareholders, executive officers, directors and director nominees have agreed that they will not propose any such amendment unless the Company provides the public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of amounts withdrawn to pay our income taxes), divided by the number of then-outstanding public shares, subject to the limitations described herein.

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.05 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Sources

As of September 30, 2024, the Company had a cash balance of $757,895 and a working capital surplus of $754,945. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of September 30, 2024, management has determined that due to the closing of the Initial Public Offering on August 12, 2024, the Company had sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these unaudited condensed financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 12, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on August 16, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $757,895 in cash and no cash equivalents as of September 30, 2024. There was no cash or cash equivalents as of December 31, 2023.

Investments Held in Trust Account

As of September 30, 2024, all assets held in the Trust Account are invested in U.S. Treasury bills. These investments, recorded at amortized cost on the condensed balance sheet, have maturity dates within two months of the reporting date. Given the short maturity, fair value is assumed to approximate the amortized cost, and as such, the Treasury bills are recorded at fair value in the Trust Account at the end of the reporting period. The interest income and unrealized gain on these investments is included in the unaudited statements of operations. As of September 30, 2024, the Trust Account holds $256,095,655 in U.S. Treasury bills.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees, cash underwriting discount, and deferred underwriting fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on relative fair value basis, compared to total proceeds received. Offering costs allocated to the Public Shares were charged against the carrying value of ordinary shares subject to possible redemption upon the completion of the Initial Public Offering and offering costs allocated to public and private warrants (as defined in Note 3) were charged to additional paid in capital at the completion of the Initial Public Offering.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of September 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets.

Warrant Instruments

The Company assessed public warrants and private placement warrants to determine whether they should be classified as equity or liability instruments. This assessment is based on an evaluation of the specific terms of each instrument and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment is based on whether the instrument is freestanding financial instruments pursuant to ASC 480 meets the definition of a liability pursuant to ASC 480, and whether the instrument meets all of the requirements for equity classification under ASC 815, including whether the instrument is indexed to the Company’s own ordinary shares, among other conditions for equity classification. Pursuant to such evaluation, the Company accounted for the public warrants issued in Initial Public Offering and the warrants issued in connection with the Private Placement as equity-classified instruments in accordance with ASC 815 as they did not meet the liability criteria.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public warrants) and as such, the initial carrying value of Public Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, as of September 30, 2024, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet.

At September 30, 2024, the ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Public offering proceeds	$253,000,000
Less:
Proceeds allocated to Public Warrants	(1,429,450)
Allocation of offering costs related to redeemable shares	(16,998,565)
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	21,523,670
Ordinary shares subject to possible redemption as of September 30, 2024	$256,095,655

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Remeasurement of carrying value to redemption value of redeemable shares of ordinary shares is excluded from income per share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the public warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the issuance of the shares included in the rights is contingent upon the occurrence of future events.

As of September 30, 2024, the public and private warrants are exercisable to purchase in aggregate, 12,650,000 and 7,665,000 ordinary shares respectively. The weighted average of these shares was excluded from the calculation of diluted net loss per ordinary shares since the inclusion of such rights and warrants would be anti-dilutive. The warrants cannot be converted to shares of ordinary shares prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

	Three months ended September 30, 2024		Nine months ended September 30, 2024
	Redeemable Class A	Non- Redeemable Class B	Redeemable Class A	Non- Redeemable Class B
Basic net income per share:

Numerator:
Net income	$922,579	$399,115	$548,064	$670,782

Denominator:
Basic and diluted weighted average shares outstanding	13,750,000	5,948,370	4,616,788	5,650,547

Basic and diluted net income per share	$0.07	$0.07	$0.12	$0.12

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

NOTE 4. PRIVATE PLACEMENT

As of August 12, 2024, simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 7,665,000 units (the “Initial Private Placement Units”). In this Private Placement, the Sponsor purchased 5,037,500 warrants, while Cantor Fitzgerald & Co. and Odeon Capital Group LLC purchased 2,627,500 warrants, all at a price of $1.00 per Private Placement Unit, generating total proceeds of $7,665,000. Each Private Placement Unit entitles the holder thereof to one Class A ordinary share and one-half of one redeemable warrant (“Private Placement Warrants”) to purchase one Class A ordinary share at $11.50 per share.

Each whole Private Placement Warrant is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor is added to the proceeds from the Proposed Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

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

On February 16, 2024, the Company issued an additional 1,725,000 Founder Shares (up to 225,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) for no additional consideration which were retroactively presented on the unaudited condensed financial statements.

On May 31, 2024, the Company issued an additional 28,750 Founder Shares (up to 3,750 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) for no additional consideration which were retroactively presented on the unaudited condensed financial statements.

On July 19, 2024, the Company forfeited 1,178,750 Founder shares for no consideration. This adjustment was made to align with the reduction in the offering size and has been retroactively reflected in the Company’s unaudited condensed financial statements.

The founder shares included an aggregate of up to 825,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the number of founder shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On August 12, 2024, following the underwriters’ exercise of the over-allotment option, the shares are no longer subject to forfeiture. As of September 30, 2024, there were 6,325,000 Founder Shares issued and outstanding.

The initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination or (B) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lockup.

Administrative Services Agreement

The Company has entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space and administrative and support services. For the three and nine months ended September 30, 2024, the Company incurred and accrued $20,000 for the months of August 2024 and September 2024, all of which remained unpaid as of September 30, 2024.

Consulting Services

The Company entered into an agreement, effective from the date of its incorporation, to pay a monthly fee of $15,000 to an entity affiliated to the Company’s Chief Executive Officer for consulting services. This agreement will continue until the earlier of the Company’s consummation of a Business Combination or its liquidation. For the three and nine months ended September 30, 2024, the Company incurred $51,958 and $96,958 respectively, none of which remained unpaid as of September 30, 2024.

Related Party Loans

On January 11, 2024, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of this offering. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2024, or the closing of this offering. There were no amounts outstanding under the loans as of September 30, 2024 or December 31, 2023.

Due from Sponsor

The Sponsor covered various formation, operating, and deferred offering costs for the Company. Between December 19, 2023 (inception), and September 30, 2024, the Sponsor paid $228,274 on behalf of the Company. After settling the outstanding amount as of September 30, 2024, the amount due from the related party was $27,050.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,300,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On August 12, 2024, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the over-allotment option.

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

Risks and Uncertainties

Management is currently evaluating the impact of significant global events, such as the COVID-19 pandemic, the Russia/Ukraine and Israel/Palestine conflicts, on the industry and has concluded that while it is reasonably possible that these could have a negative effect on the Company’s financial position, results of its operations and/or ability to complete a business combination, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024, and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2024, and December 31, 2023, there were no Class A ordinary shares issued or outstanding excluding 25,300,000 shares subject to redemption.

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

On February 16, 2024, the Company issued an additional 1,725,000 Founder Shares (up to 225,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) for no additional consideration which were retroactively presented on the unaudited condensed financial statements.

On May 31, 2024, the Company issued an additional 28,750 Founder Shares (up to 3,750 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) for no additional consideration which were retroactively presented on the unaudited condensed financial statements.

On July 19, 2024, the Company forfeited 1,178,750 Founder shares for no consideration. This adjustment was made to align with the reduction in the offering size and has been retroactively reflected in the Company’s unaudited condensed financial statements.

The Class B ordinary shares included an aggregate of up to 825,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the number of founder shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On August 12, 2024, following the underwriters’ exercise of the over-allotment option, the shares are no longer subject to forfeiture. As of September 30, 2024, and December 31, 2023, there were 6,325,000 Class B ordinary Shares issued and outstanding.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for share subdivisions, share dividends, rights issuances, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Proposed Public Offering and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of all ordinary shares issued and outstanding upon the completion of the Proposed Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination.

Warrants

At September 30, 2024, there were 12,650,000 Public Warrants and 7,665,000 Private Placement Warrants outstanding and no Public Warrants or Private Placement Warrants outstanding as of December 31, 2023.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, reorganizations, recapitalizations and the like); and

●	if the Reference Value is less than $18.00 per share (as adjusted), the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

●	Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

●	Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

The Company’s public and private warrants were valued using a Monte Carlo simulation model and were classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the warrants:

Public and Private Warrants
Probability of Initial Business Combination	50.00%
Expected Initial Business Combination Date	August 31, 2025
Market price of public stock	$9.94
Term (years)	2.13
Exercise price	$11.50
Volatility	5.30%
Risk-free rate	3.99%

The fair value of the public warrants was estimated to be $1,429,450 at issuance. The Company issued private warrants at an issuance price of $1.00 per warrant, while the fair value at issuance was estimated to be $0.12 per warrant. Since these private warrants are classified as equity, no further fair value adjustments will be recognized.

At September 30, 2024, assets held in the Trust Account were comprised of $145 in cash and $256,095,510 in U.S. Treasury securities. During the three and nine months ended September 30, 2024, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at September 30, 2024 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
September 30, 2024	U.S. Treasury Securities	1	$255,995,706	$99,803	$256,095,655

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception to the reporting date of September 30, 2024 have been organizational activities and those necessary to prepare for this offering. Following this offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after this offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After this offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of this offering.

For the three and nine months ended September 30, 2024, we had a net income of $1,321,694 and $1,218,846 respectively, with the main source of income being the $1,830,655 unrealized gain on investments held in Trust Account. Costs incurred during these periods primarily comprised of general and administrative costs related to the Initial Public Offering.

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

On August 8, 2024, we consummated the Initial Public Offering of 25,300,000 Units, including the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000. Simultaneously with the consummation of the IPO and the sale of the Units, we consummated the private placement (“Private Placement”) of 7,665,000 units (the “Initial Private Placement Units”). In this Private Placement, the Sponsor purchased 5,037,500 warrants, while Cantor Fitzgerald & Co. and Odeon Capital Group LLC purchased 2,627,500 warrants, all at a price of $1.00 per Private Placement Unit, generating total proceeds of $7,665,000. Each Private Placement Unit entitles the holder thereof to one Class A ordinary share and one-half of one redeemable warrant (“Private Placement Warrants”) to purchase one Class A ordinary share at $11.50 per share.

Our liquidity needs were satisfied prior to the completion of Initial Public Offering through $25,000 received from the sponsor for the issuance of the founder shares to our sponsor and up to $300,000 in loans from our sponsor under an unsecured promissory note. As of September 30, 2024, we had not borrowed any amount under the promissory note with our sponsor to be used for a portion of the expenses of this offering.

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

As of September 30, 2024 the Company had a cash balance of $757,895 held outside the trust account. Additionally, the Company can avail the loan facilities agreed with the sponsor for working capital. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay income taxes to the extent the interest earned on the trust account is not sufficient to pay our income taxes.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements” as we have not conducted any operations to date.

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

Critical Accounting Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of September 30, 2024, we did not have any critical accounting estimates to be disclosed.

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

Date: November 14, 2024	Voyager Acquisition Corp.

	By:	/s/ Adeel Rouf
Adeel Rouf
Chief Executive Officer

By:	/s/ Alex Rogers
Alex Rogers
Chief Financial Officer