Form 10-K
period 2024-12-31
Voyager Acquisition Corp./Cayman Islands
filed 2025-03-31
CIK 2006815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-42211

Voyager Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

131 Concord Street Brooklyn, NY	11201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (347) 720-2907

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one warrant	VACHU	The Nasdaq Global Market
Class A ordinary shares, par value $0.0001 per share	VACH	The Nasdaq Global Market
Warrants, each whole warrant entitling the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, exercisable 30 days after the completion of our initial business combination and will expire five years after the completion of our initial business combination or earlier upon redemption or our liquidation	VACHW	The Nasdaq Global Market

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes   ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☒ Yes   ☐ No

As of December 31, 2024, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates was approximately $256 million.

There were 25,300,000 Class A ordinary shares, par value $0.0001 per share, outstanding as of March 31, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Voyager Acquisition Corp.

Form 10-K

For the Year Ended December 31, 2024

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Annual Report on Form 10-K other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” of our Prospectus dated August 8, 2024 and in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or events and circumstances reflected in the forward-looking statements will occur. We are under no duty to update any of these forward-looking statements after completion of this Annual Report on Form 10-K to conform these statements to actual results or revised expectations.

ii

PART I

References in this report to “we,” “us” or the “Company” refer to Voyager Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Voyager Acquisition Sponsor Holdco LLC, a Delaware limited liability company. References to our “initial shareholders” refer to the Sponsor and any other holders of our Class B ordinary shares, par value $0.0001 per share (the “founder shares” or “Class B ordinary shares”).

Item 1. Business.

Introduction

We are a blank check company incorporated as an exempted company under the laws of the Cayman Islands on December 19, 2023, which will seek to effect a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. On August 12, 2024, Voyager Acquisition Corp. (the “Company”) consummated its initial public offering (“IPO”) of 25,300,000 units (the “Units”), including 3,300,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-half of one redeemable warrant of the Company (each, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $253,000,000. While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus on industries that complement our management team’s and board of director’s background and network, and to capitalize on the ability of our management team and board of directors to identify and acquire a business, focusing on the healthcare or healthcare related industries. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination.

Our management team is comprised of individuals who bring a wealth of experience across diverse domains, including the healthcare sector, financial services, capital markets, special purpose acquisition companies, mergers and acquisitions, private equity, and leadership roles in publicly traded firms. Each member of our team has a robust professional background that spans several decades, and their collective expertise covers a broad spectrum of industries.

Throughout their extensive careers, our management team has not only accumulated a deep understanding of their respective fields but has also earned the trust and respect of key stakeholders, including founders, executives, investors, and industry leaders. These relationships have been nurtured through their multifaceted roles as operators, private equity investors, and merger and acquisition specialists across a wide range of sectors. This extensive network and experience base encompasses areas such as life sciences, medical devices and equipment, diagnostics, population health management, value-based care, digital healthcare, mental health and behavioral health services, and healthcare consulting and management.

As a result, our management team and board of directors possesses a unique vantage point within these industries, allowing us to access valuable insights, forge strategic partnerships, and identify promising investment opportunities that align with our objectives.

During their extensive careers, our management team and board of directors has earned the trust and respect of founders, executives, investors, and trendsetters in a wide range of sectors, including but not limited to life sciences, medical devices and equipment, diagnostics, population health management, value-based care, digital healthcare, mental health and behavioral health services and healthcare services. These relationships have been cultivated by our management team through their various roles as operators, investors and investment bankers.

We believe that our management team and board of directors is well positioned to identify and execute compelling business combination opportunities. Our objectives are to generate attractive returns for shareholders and enhance value through identifying a high-quality target, negotiating favorable acquisition terms for our shareholders, and leveraging our expertise and network to improve business performance of the newly-publicly listed company.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus on industries that complement our management team’s background and network, and to capitalize on the ability of our management team and board of directors to identify and acquire a business.

With respect to the foregoing experiences of our management team and board of directors, past performance is not a guarantee (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team’s performance as indicative of our future performance. For more information on the experience and background of our management team, see the section entitled “Directors, Executive Officers and Corporate Governance.” In addition, for a list of our executive officers and entities for which a conflict of interest may or does exist between such officers and the company, as well as the priority and preference that such entity has with respect to performance of obligations and presentation of business opportunities to us, please refer to the table and subsequent explanatory paragraph under “Directors, Executive Officers and Corporate Governance — Conflicts of Interest”.

In addition, we are not prohibited from pursuing an initial business combination with a company that is affiliated with our directors, officers or non-managing sponsor members.

Business Strategy

Our strategy is centered around three core pillars:

●	Creative Transaction Sourcing: We are committed to identifying unique and innovative approaches to sourcing potential transactions. Leveraging our extensive network, we aim to tap into a wide array of opportunities.

●	Leveraging Management Expertise: The collective experience and expertise of our management team and board of directors serve as invaluable assets. We will leverage this wealth of knowledge to provide guidance and attention to potential business combination targets, ensuring they align with our strategic vision.

●	Financial Market Insights: Our deep understanding of financial markets, financing options, and overall corporate strategy positions us to make informed decisions. We will harness this knowledge to further our objectives.

Our approach to target selection will be greatly enhanced by our management team’s and board of director’s vast network of industry experts, venture capital investors, private equity sponsors, credit investors, members of the lending community, and relationships with management teams of both public and private companies. These relationships are expected to yield a diverse array of business combination opportunities.

We are committed to adopting a proactive and thematic sourcing strategy, concentrating our efforts on companies where we believe our leadership experience, relationships, capital, and expertise in capital markets can serve as catalysts for transformation. Our aim is to accelerate the growth and performance of our target companies.

Our management team and board of directors will engage with their extensive network of relationships to articulate our initial business combination criteria. This will include defining the parameters of our search for a target business. Subsequently, we will initiate a disciplined and thorough process of pursuing and evaluating promising leads.

Competitive Strengths

We firmly believe the collective capabilities of our management team and board of directors will provide us with an abundant pipeline of opportunities from which to carefully evaluate and select a business that can benefit significantly from our expertise. The strengths demonstrated by many of our management team members and board of directors in previous SPAC business combinations serve as a testament to our commitment to leverage these strengths for the benefit of our shareholders. Our competitive strengths include:

1.	Investing Experience: Our management team and board of directors boasts a remarkable track record of identifying and sourcing blank-check transactions, alongside their broader investment acumen. This positions us favorably to thoughtfully assess potential business combinations and select those that will resonate well with the public markets.

2.	Differentiated Sourcing Capabilities and Industry Access: We firmly believe that the capabilities and connections of our management team and board of directors provide us with a sourcing advantage that is challenging for other market participants to replicate. Our team’s extensive industry relationships and reputation, particularly within the healthcare space ecosystem, further bolster our sourcing capabilities.

3.	Capital Markets Expertise: Our management team’s and board of directors’ substantial capital markets expertise makes us an attractive business combination partner for target businesses. This includes various financing arrangements such as equity, debt, and mezzanine capital, both through private raises and public offerings.

4.	Execution & Structuring Capability: We believe that our management team’s and board of directors’ expertise and reputation position us to source and complete transactions with distinctive structural attributes that create compelling investment theses. These transactions are typically complex, requiring creativity, industry knowledge, rigorous due diligence, extensive negotiations, and meticulous documentation. By focusing on these types of transactions, we aim to generate investment opportunities characterized by attractive risk/reward profiles based on their valuations and structural characteristics.

5.	Ability To Drive Business Growth: Our management team and board of directors is well-equipped to create value for a target company both during the public listing transaction and after the merger is completed. Through our expansive access and network, we can assist a target in forging new partnerships, uncovering revenue opportunities, accessing communication channels for customers and investors, recruiting seasoned executives and directors, securing additional capital, optimizing capital structure, evaluating strategic alternatives and acquisitions, and implementing other value-enhancing initiatives. Additionally, our management team members have a proven track record of building and enhancing brands by collaborating with influential figures who possess substantial followings, particularly in competitive industries with limited differentiation.

6.	Comprehensive Capabilities: We believe that our comprehensive suite of capabilities will strongly resonate with potential targets, particularly those within the healthcare ecosystem.

This detailed overview underscores the robust strengths of our management team and board of directors and their ability to execute our strategic vision effectively.

Investment Criteria

Our investment strategy is guided by a set of high-level, non-exclusive criteria designed to help us identify and evaluate target businesses. These criteria are indicative of our commitment to seeking out opportunities that align with our strategic vision and provide compelling value for our investors. While these criteria provide a foundational framework for our investment decisions, they are by no means exhaustive, and we remain flexible and adaptable in our approach. Our overarching goal is to identify businesses that can thrive within the public markets and leverage our collective capabilities for mutual success.

●	Target Size: We intend to focus on businesses with an aggregate enterprise value ranging from $160 million to $2.0 billion. This deliberate size range allows us to identify opportunities that align with our investment strategy and provide attractive prospects for growth and value creation.

●	Scalable Growth Platform: Our interest lies in businesses that possess the inherent potential for scalable growth. We are drawn to companies that can efficiently expand their operations, enabling them to capture new markets, respond effectively to increased demand, and sustain growth over time. We recognize that scalability is a key driver of long-term success and value creation.

●	Strong Competitive Positioning: We seek businesses with a robust competitive edge, underpinned by factors such as defensible technologies, a strong intellectual property portfolio, and distinct advantages that protect their competitive position and foster a culture of innovation. We understand the importance of differentiation and innovation in maintaining a leading market presence.

●	Committed and Capable Management Team: The management team of our target business is of paramount importance. We aim to acquire companies led by professional management teams whose interests are harmoniously aligned with those of our investors. We view the synergy between our management team and that of the target business as a vital component of our investment strategy. If necessary, we are open to enhancing and complementing the capabilities of the target’s management team or board by leveraging our extensive network to recruit additional talent.

●	Public Company Benefits: We intend to acquire businesses that can maximize the advantages of being publicly traded. This includes access to broader capital markets and increased visibility, both of which can contribute significantly to the company’s growth and overall success. We recognize that the transition to a public company is a critical juncture, and we aim to support businesses in harnessing the potential that comes with this transformation.

●	Sourced through Proprietary Channels: Our approach to sourcing opportunities is distinctive. We do not anticipate participating in broadly marketed processes. Instead, we rely on our proprietary network and extensive relationships to source potential business combinations. This approach allows us to access unique opportunities that may not be readily available through conventional channels.

●	Leveraging Unique Capabilities: One of our core strengths lies in our collective capabilities, encompassing a wealth of experience, industry knowledge, and a diverse network of contacts. We are committed to identifying businesses where these collective capabilities can be leveraged to create tangible improvements in operations and market positioning. We believe that our ability to add substantial value is a cornerstone of our investment strategy.

It is essential to note that while these criteria provide a foundational framework, our evaluation process extends beyond these general guidelines. We remain open to considering other factors, considerations, and criteria that our management deems relevant to the merits of a particular initial business combination. Our flexibility and adaptability in evaluating opportunities are indicative of our commitment to securing investments that offer substantial growth potential and value for our investors. As we embark on our journey, we are dedicated to upholding these principles and maintaining the highest standards of diligence and strategic acumen.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our management may deem relevant.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

Initial Business Combination

Our initial business combination must occur with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes paid or payable on the income earned on the trust account) at the time of the execution of a definitive agreement for such business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% fair market value test described above. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions stating that such an initial business combination is fair to our company from a financial point of view and a majority of our disinterested and independent directors approve such transaction.

Members of our management team (including our independent directors) will directly or indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our sponsor and/or our executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within the completion window, the founder shares and private placement warrants may expire worthless, except to the extent the holders thereof receive liquidating distributions from assets outside the trust account, which could create an incentive for our sponsor and our executive officers and directors to complete any transaction, regardless of its ultimate value.

Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Pursuant to our amended and restated memorandum and articles of association, have until 24 months from the closing of our IPO, or until such earlier liquidation date as our board of directors may approve, to complete an initial business combination. However, we may hold a shareholder vote at any time to amend our amended and restated memorandum and articles of association to modify the amount of time we will have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the time periods described herein or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity). As described herein, our initial shareholders, executive officers, and directors have agreed that they will not propose any such amendment unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of amounts withdrawn to pay our income taxes), divided by the number of then-outstanding public shares, subject to the limitations described herein.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Sourcing of Potential Initial Business Combination Targets

We believe that our management team’s deep-rooted relationships and extensive network within the healthcare sector position us favorably to identify and pursue unique opportunities in the private company landscape. Our approach to selecting target businesses is founded on leveraging these invaluable relationships, which include connections with founders of private companies, executives from both private and public corporations, venture capitalists, and private equity and growth equity funds. Through these relationships, we aim to access a diverse range of prospective target businesses that align with our investment strategy.

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. Any such payments prior to our initial business combination will be made from funds held outside the trust account.

We are not prohibited from paying any fees (such as advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to an affiliate of our sponsor of $10,000 per month, for office space, utilities and secretarial and administrative support; upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees;

●	Payment to an affiliate of our sponsor, of $15,000 per month for the consulting services of an entity affiliated to our Chief Executive Officer, upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees;

●	Reimbursement for any out of-pocket expenses related to identifying, investigating and completing an initial business combination;

●	Payment of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business combination; and

●	Repayment of non-interest bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions stating that such an initial business combination is fair to our company from a financial point of view and a majority of our disinterested and independent directors approve such transaction.

Certain members of our management team (including our independent directors) directly or indirectly own founder shares and/or private placement and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our sponsor and/or our executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within the completion window, the founder shares and private placement warrants may expire worthless, except to the extent the holders thereof receive liquidating distributions from assets outside the trust account, which could create an incentive for our sponsor and our executive officers and directors to complete any transaction, regardless of its ultimate value. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Financial Position

With funds available for a business combination initially in the amount of $253,000,000, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business.

Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or those additional managers may not have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether shareholder approval is currently required under Cayman Islands law for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of shares of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under NASDAQ’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then outstanding;

●	any of our directors, officers or substantial shareholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholders’ approval of a proposed business combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed business combination; (iv) other time and budget constraints of the company; and (v) additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, initial shareholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met, or to reduce the number of shares being submitted for redemption. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. If such arrangements or agreements are entered into, we would file a Current Report on Form 8-K before our security holder meeting to disclose any arrangements entered into or significant purchases made by any of the aforementioned persons. Any such report will include (i) the amount of shares purchased and the purchase price; (ii) the purpose of such purchases; (iii) the impact of such purchases on the likelihood that the initial business combination transaction will be approved; (iv) the identities or characteristics of security holders who sold shares if not purchased in the open market or the nature of the sellers; and (v) the number of shares for which we has received redemption requests.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, initial shareholders, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our initial shareholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or any of their affiliates will select which shareholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of an initial business combination, including interest earned on the funds held in the trust account (which interest shall be net of amounts withdrawn to pay our income taxes), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.05 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters.

Our initial shareholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our initial business combination.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that we will only consummate an initial business combination if our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the initial business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on the Nasdaq, we will be required to comply with the Nasdaq’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above will be contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on the Nasdaq. Such provisions may be amended if approved by a special resolution of our shareholders, which is a resolution passed by the affirmative vote of at least two-thirds of our ordinary shares, held by the shareholders as, being entitled to do so, vote in person or by proxy at a general meeting of the company and includes a unanimous written resolution.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

If we seek shareholder approval, we will complete our initial business combination only if we receive the approval of an ordinary resolution under our amended and restated memorandum and articles of association and Cayman Islands law, which is a resolution passed the affirmative vote of by a simple majority of the shareholders as, being entitled to do so, represented in person or by proxy, vote at a general meeting of the company and includes a unanimous written resolution. In accordance with our amended and restated memorandum and articles of association, a quorum for such meeting will be holders of one-third of the shares in the capital of the company being individuals present in person or by proxy or if a corporation or other non-natural person by its duly authorized representative or proxy at the general meeting. Our initial shareholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares and any public shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for, against, or abstain from voting on the proposed transaction or whether they were a shareholder on the record date for the shareholder meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares, which number will be based on the requirement that we will only consummate an initial business combination if our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

Our amended and restated memorandum and articles of association provide that we will only consummate an initial business combination if our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares, without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of our shares without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until the end of the completion window.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only until the end of the completion window to complete our initial business combination. If we are unable to complete our initial business combination within such completion window, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of amounts withdrawn to pay our income taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our initial shareholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within the completion window or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated memorandum and articles of association. However, if our initial shareholders, sponsor or management team acquire public shares in or after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted completion window.

Our initial shareholders, sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of amounts withdrawn to pay our income taxes), divided by the number of then outstanding public shares. However, we will only redeem our public shares if our net tangible assets will be at least $5,000,0001 either immediately prior to or upon consummation of our initial business combination.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,425,000 of proceeds held outside the trust account, although there may not be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay income taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any amounts withdrawn to pay our income taxes or expenses for the dissolution of the trust, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.05. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.05. While we intend to pay such amounts, if any, we may not have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of our IPO and our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.05 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.05 per public share due to reductions in the value of the trust assets, less amounts withdrawn to pay our income taxes, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.05 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.05 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.05 per share due to reductions in the value of the trust assets, in each case less amounts withdrawn to pay our income taxes and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price will not be less than $10.05 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,425,000 from the proceeds of our IPO (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $575,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $575,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return $10.05 per share to our public shareholders. Additionally, if we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent preference, conveyance or disposition”. As a result, a bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only until the end of the completion window to complete our initial business combination. If we are unable to complete our initial business combination within such completion window, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of amounts withdrawn to pay our income taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our initial shareholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within the completion window or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated memorandum and articles of association. However, if our initial shareholders, sponsor or management team acquire public shares in or after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted completion window.

Our initial shareholders, sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of amounts withdrawn to pay our income taxes), divided by the number of then outstanding public shares. However, we will only redeem our public shares if our net tangible assets will be at least $5,000,0001 either immediately prior to or upon consummation of our initial business combination.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,425,000 of proceeds held outside the trust account, although there may not be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay income taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any amounts withdrawn to pay our income taxes or expenses for the dissolution of the trust, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.05. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.05. While we intend to pay such amounts, if any, we may not have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of our IPO and our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.05 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.05 per public share due to reductions in the value of the trust assets, less amounts withdrawn to pay our income taxes, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.05 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.05 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.05 per share due to reductions in the value of the trust assets, in each case less amounts withdrawn to pay our income taxes and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price will not be less than $10.05 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,425,000 from the proceeds of our IPO (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $575,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $575,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return $10.05 per share to our public shareholders. Additionally, if we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent preference, conveyance or disposition”. As a result, a bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise or are forced to exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at 131 Concord Street, Brooklyn, New York, 11201, and our telephone number is 347-720-2907. We have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative services; upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

Employees

We currently have 3 executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We will register our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2024 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of ours.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30th, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 1B. Unresolved Staﬀ Comments.

None.

Item 1C. Cybersecurity.

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, as noted in Item 1A. Risk Factors of this Annual Report. Any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in Item 1A. Risk Factors of this Annual Report.

Item 2. Properties.

Our executive offices are located at 131 Concord Street, Brooklyn, New York, 11201, and our telephone number is 347-720-2907. We have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

As of December 31, 2024, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our securities, Class A ordinary shares, and warrants are listed on Nasdaq under the symbols “VACHU”, “VACH”, and “VACHW”, respectively.

Holders

As of December 31, 2024, there were eleven holders of record of our securities, one holder of record of our Class A ordinary shares, eight holders of record of our Class B ordinary shares, one holder of record of our Public Warrants and three holders of record of our Private Placement Warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Units, Class A ordinary shares and Public Warrants are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. If we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

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

Following the closing of our IPO, a total of $254,265,000 comprised of the proceeds from the Initial Public Offering (which amount includes $12,045,000 of the underwriters’ deferred discount) and the Private Placement, was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. The specific investments in our Trust Account may change from time to time.

Other than as described above, there has been no material change in the planned use of the proceeds from our IPO and the Private Placement as is described in our final prospectus related to our IPO.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception to the reporting date of December 31, 2024, have been organizational activities and those necessary to prepare for this offering. Following this offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after this offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After this offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of this offering.

For the years ended December 31, 2024, and December 31, 2023, we had a net income of $4,141,371 and a net loss of $5,000 respectively. During the year ended December 31, 2024, the main source of income was the $4,675,702 income from investment held in Trust Account and $159,076 the unrealized gain on investments held in Trust Account. Costs incurred during these periods primarily comprised of general and administrative costs related to the Initial Public Offering.

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

Our liquidity needs were satisfied prior to the completion of Initial Public Offering through $25,000 received from the sponsor for the issuance of the founder shares to our sponsor and up to $300,000 in loans from our sponsor under an unsecured promissory note. As of December 31, 2024, we had not borrowed any amount under the promissory note with our sponsor to be used for a portion of the expenses of this offering.

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

As of December 31, 2024, the Company had a cash balance of $668,285 held outside the trust account. Additionally, the Company can avail the loan facilities agreed with the sponsor for working capital. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay income taxes to the extent the interest earned on the trust account is not sufficient to pay our income taxes.

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

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No quarterly operating data is included in the financial statements and the notes thereto included in this Report under “Item 1. Financial Statements” as we have not conducted any operations to date.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $10,000 per month to the Sponsor or an affiliate thereof for office space, utilities, and secretarial and administrative support. We began incurring these fees on August 8, 2024, and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred underwriting commission of $12,045,000 upon the completion of our initial Business Combination subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of December 31, 2024, we did not have any critical accounting estimates to be disclosed.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Voyager Acquisition Corp.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2024 and 2023	F-3
Statements of Operations for the year ended December 31, 2024, and for the period from December 19, 2023 (inception) through December 31, 2023	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2024, and for the period from December 19, 2023 (inception) through December 31, 2023	F-5
Statements of Cash Flows for the year ended December 31, 2024, and for the period from December 19, 2023 (inception) through December 31, 2023	F-6
Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Voyager Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Voyager Acquisition Corp. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year then ended December 31, 2024 and the period from December 19, 2023 (inception) through December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended December 31, 2024 and the period from December 19, 2023 (inception) through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2024.

/s/ WithumSmith+Brown PC

New York, New York

March 31, 2025

PCAOB ID Number 100

Voyager Acquisition Corp.
Balance Sheets

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash	$668,285	$-
Due from Sponsor	44,028	-
Total current assets	712,313	-
Deferred offering costs associated with proposed public offering	-	71,680
Investments held in Trust Account	259,099,778	-
Total Assets	$259,812,091	$71,680

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued offering expenses	$-	$71,680
Accounts payable and accrued expenses	5,054	5,000
Due to related party	33,913	-
Total current liabilities	38,967	76,680
Deferred underwriting commission	12,045,000	-
Total liabilities	12,083,967	76,680

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 25,300,000 shares and -0- shares subject to possible redemption at $10.24 per share at December 31, 2024 and 2023, respectively	259,099,778	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2024 and 2023	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding, excluding 25,300,000 shares and -0- shares subject to possible redemption at December 31, 2024 and 2023, respectively	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 shares and 1 share issued and outstanding at December 31, 2024 and 2023, respectively(1)	633	-
Additional paid-in capital	-	-
Accumulated deficit	(11,372,287)	(5,000)
Total shareholders’ deficit	(11,371,654)	(5,000)
Total Liabilities and Shareholders’ Deficit	$259,812,091	$71,680

(1)	As of December 31, 2023, there was 1 Class B share outstanding. During 2024, the Company issued 5,750,000 Class B shares to the Sponsor on January 11 for $25,000, followed by 1,725,000 additional shares on February 16, bringing the total to 7,475,000. On May 31, 28,750 more shares were issued, but on July 19, the Company forfeited 1,178,750 shares, leaving 6,325,000 shares outstanding. On August 12, the underwriters fully exercised their over-allotment option, releasing 825,000 shares from forfeiture. As of December 31, 2024, the Company had 6,325,000 Class B shares outstanding, with financial statements retroactively updated to reflect these changes (see Notes 6 and 8)

The accompanying notes are an integral part of these financial statements.

Voyager Acquisition Corp.
Statements of Operations

	For the Year Ended December 31, 2024	For the Period from December 19, 2023 (Inception) through December 31, 2023
General and administrative expenses	$702,959	$5,000
Loss from operations	(702,959)	(5,000)

Other income	9,552	-
Interest income from investments held in Trust Account	4,675,702	-
Unrealized gain on investments held in Trust Account	159,076	-
Net income (loss)	$4,141,371	$(5,000)

Weighted average shares outstanding of Class A redeemable ordinary shares, basic and diluted	9,815,847	-
Basic and diluted net income per ordinary share, Class A redeemable ordinary shares	$0.26	$-

Weighted average shares outstanding of Class B ordinary shares, basic(1)	5,820,082	1
Basic net income (loss) per share, Class B ordinary shares	$0.26	$(5,000)

Weighted average shares outstanding of Class B ordinary shares, diluted(1)	6,325,000	1
Diluted net income (loss) per share, Class B ordinary shares	$0.24	$(5,000)

(1)	As of December 31, 2023, there was 1 Class B share outstanding. During 2024, the Company issued 5,750,000 Class B shares to the Sponsor on January 11 for $25,000, followed by 1,725,000 additional shares on February 16, bringing the total to 7,475,000. On May 31, 28,750 more shares were issued, but on July 19, the Company forfeited 1,178,750 shares, leaving 6,325,000 shares outstanding. On August 12, the underwriters fully exercised their over-allotment option, releasing 825,000 shares from forfeiture. As of December 31, 2024, the Company had 6,325,000 Class B shares outstanding, with financial statements retroactively updated to reflect these changes (see Notes 6 and 8)

The accompanying notes are an integral part of these financial statements.

Voyager Acquisition Corp.

Statements of Changes in Shareholders’ Deficit

For the Year Ended December 31, 2024 and for the Period from December 19, 2023 (Inception) through December 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 19, 2023 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares(1)	-	-	1	-	-	-	-
Net loss	-	-	-	-	-	(5,000)	(5,000)
Balance – December 31, 2023	-	-	1	-	-	(5,000)	(5,000)
Cancellation of shares	-	-	(1)	-	-	-	-
Issuance of Class B ordinary shares	-	-	6,325,000	633	24,367	-	25,000
Issuance of private units	-	-	-	-	7,665,000	-	7,665,000
Fair value of public warrants	-		-	-	1,429,450	-	1,429,450
Accretion for Class A ordinary shares subject to redemption amount	-	-	-	-	(24,527,793)	-	(24,527,793)
Allocated value of transaction costs to Public and Private warrants	-	-	-	-	(99,682)	-	(99,682)
Reclass of additional paid in capital to accumulated deficit	-	-	-	-	15,508,658	(15,508,658)	-
Net income	-	-	-	-	-	4,141,371	4,141,371
Balance – December 31, 2024	-	$-	6,325,000	$633	$-	$(11,372,287)	$(11,371,654)

(1)	As of December 31, 2023, there was 1 Class B share outstanding. During 2024, the Company issued 5,750,000 Class B shares to the Sponsor on January 11 for $25,000, followed by 1,725,000 additional shares on February 16, bringing the total to 7,475,000. On May 31, 28,750 more shares were issued, but on July 19, the Company forfeited 1,178,750 shares, leaving 6,325,000 shares outstanding. On August 12, the underwriters fully exercised their over-allotment option, releasing 825,000 shares from forfeiture. As of December 31, 2024, the Company had 6,325,000 Class B shares outstanding, with financial statements retroactively updated to reflect these changes (see Notes 6 and 8)

The accompanying notes are an integral part of these financial statements.

Voyager Acquisition Corp.

Statements of Cash Flows

	For the Year Ended December 31, 2024	For the Period from December 19, 2023 (Inception) through December 31, 2023
Cash Flows from Operating Activities:
Net income (loss)	$4,141,371	$(5,000)
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(4,675,702)	-
Unrealized gain on investments held in Trust Account	(159,076)	-
Changes in operating assets and liabilities:
Changes in accounts payable and accrued expenses	54	5,000
Decrease in amounts payable to Sponsor	(74,028)	-
Increase in amounts payable to related party	63,913	-
Net cash used in operating activities	(703,468)	-

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(254,265,000)	-
Net cash used in investing activities	(254,265,000)	-

Cash Flows from Financing Activities:
Proceeds from issuance of shares to Sponsor	25,000	-
Gross proceeds from initial public offering	253,000,000	-
Proceeds from private placement	7,665,000	-
Reimbursement of underwriter expenses	(52,860)	-
Payment of offering costs	(5,000,387)	-
Net cash provided by financing activities	255,636,753	-

Net increase in cash	668,285	-
Cash – beginning of the period	-	-
Cash – end of the period	$668,285	$-

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$12,045,000	$-

The accompanying notes are an integral part of these financial statements.

Voyager Acquisition Corp.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

As of December 31, 2024, the Company had not yet commenced operations. All activity for the period from December 19, 2023 (inception) through December 31, 2024, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Initial Public Offering

The registration statement for the Company’s Initial Public Offering was declared effective on August 8, 2024. The Initial Public Offering (“IPO”) involved 25,300,000 units (the “Units”), including 3,300,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Public Shares”), and one-half of one redeemable warrant (the “Public Warrants”) with each whole warrant entitling the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $253,000,000 (the “Public Proceeds”) (see Note 3).

Simultaneously with the closing of the IPO, pursuant to the private placement warrant purchase agreement, dated August 8, 2024, between the Company and Voyager Acquisition Sponsor Holdco LLC (the “Sponsor”), and the private placement warrant purchase agreement, dated August 8, 2024, between the Company and Cantor Fitzgerald & Co. and Odeon Capital Group LLC, the Company completed the private sale of 7,665,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $7,665,000 (the “Private Proceeds” and together with the Public Proceeds, the “Offering Proceeds”). In this Private Placement, the Sponsor purchased 5,037,500 warrants, while Cantor Fitzgerald & Co. and Odeon Capital Group LLC purchased 2,627,500 warrants. The Private Placement Warrants are identical to the Warrants sold in the IPO (see Note 4).

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units (as defined in Note 4), although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 6) prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

If the Company is unable to complete a Business Combination within 24 months from the closing of the Proposed Public Offering (the “Combination Period”), the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. However, the Company may hold a shareholder vote at any time to amend its amended and restated memorandum and articles of association to modify the amount of time it will have to consummate an initial Business Combination (as well as to modify the substance or timing of the obligation to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the time periods described herein or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity). As described herein, the initial shareholders, executive officers, directors and director nominees have agreed that they will not propose any such amendment unless the Company provides the public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of amounts withdrawn to pay income taxes), divided by the number of then-outstanding public shares, subject to the limitations described herein.

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.05 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Sources

As of December 31, 2024, the Company had a cash balance of $668,285 and a working capital surplus of $673,346. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of December 31, 2024, management has determined that due to the closing of the Initial Public Offering on August 12, 2024, the Company had sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07, which is applicable to entities with a single reportable segment, will primarily require enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company adopted this guidance as of January 1, 2024. The adoption resulted in disclosure changes only.

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

Operating Segments

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the CODM comprehensively manages the entire business. Accordingly, the Company does not accumulate discrete financial information with respect to separate divisions and does not have separate operating or reportable segments. Since the Company operates in one operating segment, all required financial segment information can be found in the financial statements.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $668,285 in cash and no cash equivalents as of December 31, 2024.

Investments Held in Trust Account

As of December 31, 2024, all assets held in the Trust Account are invested in U.S. Treasury bills. These investments, recorded at amortized cost on the balance sheet, have maturity dates within two months of the reporting date. Given the short maturity, fair value is assumed to approximate the amortized cost, and as such, the Treasury bills are recorded at fair value in the Trust Account at the end of the reporting period. The interest income and unrealized gain on these investments are included in the statement of operations. As of December 31, 2024, the Trust Account holds $259,099,778 in U.S. Treasury bills.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees, cash underwriting discount, and deferred underwriting fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on relative fair value basis, compared to total proceeds received. Offering costs allocated to the Public Shares were charged against the carrying value of ordinary shares subject to possible redemption upon the completion of the Initial Public Offering and offering costs allocated to Public and Private Placement Warrants were charged to additional paid in capital at the completion of the Initial Public Offering and Private Placement.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes change in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, as of December 31, 2024, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

At December 31, 2024, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Public offering proceeds	$253,000,000
Less:
Proceeds allocated to Public Warrants	(1,429,450)
Allocation of offering costs related to redeemable shares	(16,998,565)
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (income earned on Trust Account)	24,527,793
Ordinary shares subject to possible redemption as of December 31, 2024	$259,099,778

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Remeasurement of carrying value to redemption value of redeemable shares of ordinary shares is excluded from income (loss) per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the public warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the issuance of the shares included in the rights is contingent upon the occurrence of future events.

As of December 31, 2024, the public and private warrants are exercisable to purchase in aggregate, 12,650,000 and 7,665,000 ordinary shares, respectively. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per ordinary shares since the inclusion of such rights and warrants would be anti-dilutive. The warrants cannot be converted to shares of ordinary shares prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

	Year Ended December 31, 2024		Period from December 19, 2023 (Inception) through December 31, 2023
	Redeemable Class A	Non- Redeemable Class B	Redeemable Class A	Non- Redeemable Class B
Basic net income (loss) per share:

Numerator:
Net income (loss)	$2,599,850	$1,541,521	$-	$(5,000)

Denominator:
Basic weighted average shares outstanding	9,815,847	5,820,082	-	1

Basic net income (loss) per share	$0.26	$0.26	$-	$(5,000)

	Year Ended December 31, 2024		Period from December 19, 2023 (Inception) through December 31, 2023
	Redeemable Class A	Non- Redeemable Class B	Redeemable Class A	Non- Redeemable Class B
Diluted net income (loss) per share:

Numerator:
Net income (loss)	$2,599,850	$1,541,521	$-	$(5,000)

Denominator:
Diluted weighted average shares outstanding	9,815,847	6,325,000	-	1

Diluted net income (loss) per share	$0.26	$0.24	$-	$(5,000)

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

NOTE 5. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Company’s Chief Executive Officer (according to F-10), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

December 31,
2024
Cash	$668,285
Due from Sponsor	44,028
Total Current Assets	712,313
Investments held in Trust Account	259,099,778
Total Assets	$259,812,091

Year Ended December 31, 2024
General and administrative expenses	$(702,959)
Other income	9,552
Interest income from investments held in Trust Account	4,675,702
Unrealized gain on investments held in Trust Account	159,076
Net Income	$4,141,371

The CODM reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds to be raised from the public offering. The CODM reviews the status of cash held in the Trust Account and the income generated from this investment.

NOTE 6. RELATED PARTY TRANSACTIONS

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

The Founder Shares included an aggregate of up to 825,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the number of Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On August 12, 2024, following the underwriters’ exercise of the over-allotment option, the shares are no longer subject to forfeiture. As of December 31, 2024, there were 6,325,000 Founder Shares issued and outstanding.

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

Administrative Services Agreement

The Company has entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space and administrative and support services. For the year ended December 31, 2024, the Company incurred and accrued $45,800 all of which remained unpaid as of December 31, 2024.

Consulting Services

The Company entered into an agreement, effective from the date of its incorporation, to pay a monthly fee of $15,000 to an entity affiliated to the Company’s Chief Executive Officer for consulting services. This agreement will continue until the earlier of the Company’s consummation of a Business Combination or its liquidation. The Company incurred $165,536 and $0 for the year ended December 31, 2024, and for the period from December 19, 2023 (Inception) through December 31, 2023, respectively. As of December 31, 2024, an amount of $11,887 was paid in advance.

Related Party Loans

On January 11, 2024, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of this offering. These loans were non-interest bearing, unsecured and were due at the earlier of December 31, 2024, or the closing of this offering. There were no amounts outstanding under the loans as of December 31, 2024 or 2023.

Due from Sponsor

The Sponsor covered various formation, operating, and deferred offering costs for the Company. Between December 19, 2023 (inception), and December 31, 2024, the Sponsor paid $228,274 on behalf of the Company. After settling the outstanding amount as of December 31, 2024, the amount due from the related party was $44,028.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company has had no borrowings under the Working Capital Loans.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the Proposed Public Offering. The holders of these securities are entitled to make up to three demands, excluding short-from demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2024 and 2023, there were no Class A ordinary shares issued or outstanding excluding 25,300,000 shares and 0 shares, respectively, subject to redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share.

A single Class B ordinary share was issued on December 19, 2023, to establish the Company’s legal existence upon incorporation. This share has no economic value and was subsequently forfeited.

On January 11, 2024, the Company received $25,000 for issuance of 5,750,000 Class B ordinary shares. The initial shareholders have agreed to forfeit up to an aggregate of 750,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units is not exercised in full by the underwriters.

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

The Class B ordinary shares included an aggregate of up to 825,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the number of Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On August 12, 2024, following the underwriters’ exercise of the over-allotment option, the shares are no longer subject to forfeiture. As of December 31, 2024, and 2023, there were 6,325,000 Class B ordinary Shares and 1 share issued and outstanding, respectively.

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

Warrants

At December 31, 2024, there were 12,650,000 Public Warrants and 7,665,000 Private Placement Warrants outstanding and no Public Warrants or Private Placement Warrants outstanding as of December 31, 2023.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

The Company’s public and private warrants were valued using a Monte Carlo simulation model and were classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the warrants:

Public Warrants
Probability of Initial Business Combination	12.3%
Expected Initial Business Combination Date	August 31, 2025
Market price of public stock	$9.94
Weighted term (years)	2.13
Exercise price	$11.50
Volatility	5.30%
Risk-free rate	3.99%

The fair value of the public warrants was estimated to be $1,429,450 at issuance. The Company issued private warrants at an issuance price of $1.00 per warrant, while the fair value at issuance was estimated to be $0.12 per warrant. Since these private warrants are classified as equity, no further fair value adjustments will be recognized.

At December 31, 2024, assets held in the Trust Account were comprised of $660 in cash and $259,099,118 in U.S. Treasury securities. During the year ended December 31, 2024, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2024 are as follows:

	Held to Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2024	U.S. Treasury Securities	1	$254,264,341	$4,834,778	$259,099,119

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for emerging growth companies.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Oﬃcers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Adeel Rouf	33	President, Chief Executive Officer and Director
Warren Hosseinion	52	Chairman of the Board of Directors
Alex Rogers	51	Chief Financial Officer
Warren Hosseinion Jr.	25	Vice President, Mergers and Acquisitions
Oded Levy	66	Director
Jonathan Intrater	67	Director

Adeel Rouf currently serves as our President, Chief Executive Officer and as a Director. He currently serves as a Director of Zalatoris II Acquisition Corp (Nasdaq: ZLS), Director of Zalatoris Acquisition Corp (NYSE: TCOA), and Chief Operating Officer of Northern Revival Acquisition Corporation, and Board Advisor to CSML Acquisition Corporation, each a special purpose acquisition company listed on Nasdaq. Previously, from February 2021 to August 2022, Mr. Rouf served as the founder and Chief Financial Officer of the Founder SPAC, the special purpose acquisition company that merged with Rubicon Technologies, Inc. (NYSE: RBT) in a transaction valued at $1.7 billion, and, from June 2020 to January 2023, as Senior Vice President of Altitude Acquisition Corp., (NASQAQ: ALTU). Mr. Rouf was a Board Advisor and Co-Sponsor of Investcorp India Acquisition Company from January 2021 to June 2022. Mr. Rouf worked as an Investment Professional at Cohen and Company Asset Management from April 2019 to June 2020. Previously, Mr. Rouf worked as an Investment Professional at FinTech Acquisition Corp. III, a special purpose acquisition company which merged with Paya, Inc. (Nasdaq: PAYA), and as an Investment Professional at Insurance Acquisition Corp., which merged with Shift Technologies, Inc. Mr. Rouf was a member of J.P. Morgan Chase & Co.’s Investment Banking Leveraged Finance team executing debt finance transactions and worked at Sumitomo Mitsui Banking Corporation executing structured debt finance transactions. Mr. Rouf graduated from Baruch College with a BBA in Accounting and received a Master of Science degree in Sustainability Management and Energy Finance from Columbia University. Mr. Rouf was selected as a director due to his experience in the financial services industry.

Warren Hosseinion, M.D. currently serves as our Chairman of the Board of Directors. He has served as the Chairman of Altitude Acquisition Corporation (NASDAQ: ALTU) from September 2022 to March 2024 and Chairman of Cardio Diagnostics, Inc. (NASDAQ: CDIO) since May 2022. He has also served as a Board Director and President of Nutex Health, Inc. (NASDAQ: NUTX) since April 2022. Dr. Hosseinion is a co-founder of Apollo Medical Holdings, Inc. (NASDAQ: AMEH), served as a member of its board of directors since July 2008, and its Chief Executive Officer from July 2008 to December 2017 and Co-Chief Executive Officer from December 2017 to March 2019. Dr. Hosseinion was Chairman of the board of directors of Clinigence Holdings, Inc. from April 2019 to March 2022 and Chief Executive Officer of Clinigence Holdings, Inc. from March 2021 to March 2022. In 2001, Dr. Hosseinion co-founded ApolloMed. Dr. Hosseinion received his B.S. in Biology from the University of San Francisco, his M.S. in Physiology and Biophysics from the Georgetown University Graduate School of Arts and Sciences, and his medical degree from the Georgetown University School of Medicine. He completed his internship and residency in internal medicine at the University of Southern California Medical Center. Dr. Hosseinion was selected as a director due to his experience in the healthcare industry.

Alex Rogers currently serves as our Chief Financial Officer. Mr. Rogers is a seasoned private equity professional with over 15 years of experience as a consultant, limited partner, general partner, and service provider. He is a member of the investment team and manages investor relations and communications for the Blue Ox Healthcare Partners (“Blue Ox”) firm since January 2019. Prior to joining Blue Ox, Mr. Rogers was a Senior Director at MVision Private Equity Advisors from July 2017 to January 2019, working with general partners to develop funds and with limited partners to gain access to attractive investment opportunities. Previously, while at Performance Equity Management he led the launch of two funds, working closely with investors and the investment team, and at First Reserve he managed the co-investment program, working with limited partners on over $3 billion of direct investment opportunities into FRC portfolio companies. At the start of his career in private equity Mr. Rogers helped grow the private markets consulting practice at NEPC where he was responsible for due diligence, portfolio construction, and investment monitoring for private equity clients. He holds an MBA and BSBA in Finance from Northeastern University’s D’Amore McKim School of Business. Mr. Rogers was selected as a director due to his experience in the private equity industry.

Warren Hosseinion Jr. currently serves as our Vice President of Mergers and Acquisitions. Mr. Hosseinion Jr. currently serves as Chief Operating Officer of a privately held company, Vesicor Therapeutics, since February 2023. Previously, Mr. Hosseinion Jr. was an equity holder and executive at a privately held blockchain technology startup, where he led the strategic and operational aspects of the company from September 2022 to November 2023. He completed his bachelor’s degree in Biology at Pitzer College in May 2021. Mr. Hosseinion was selected as a director due to his experience in the therapeutics and blockchain technology industries.

Oded Levy will be one of our directors as of the commencement of trading of our securities on Nasdaq. Mr. Levy has served as a member of the board of directors of Cardio Diagnostics, Inc. (NASDAQ: CDIO) since October 2022. He is the founder, president and managing partner of Blue Ox, a private equity firm based in New York City that invests growth capital in commercial-stage healthcare companies, with a focus on companies involved in precision health. In addition, Mr. Levy has served as a member of the board of directors of Gemelli Biotech Corp., a private corporation focusing on non-invasive precision diagnostics for gastro-intestinal diseases, since December 2023. Mr. Levy has over 30 years of experience in specialized healthcare investing in private equity, capital markets and asset management. He co-founded Blue Ox in 2009, leads origination and structuring of the firm’s investments, and chairs the Investment Committee. Prior to Blue Ox, Mr. Levy was a principal at Oracle Partners, LP, a private investment firm specializing in public securities investing and merchant banking in the healthcare, bioscience and related industries. Previously, he was Head Trader and a member of the Executive Committee at Genesis Merchant Group Securities (“GMGS”), a San Francisco-based investment bank. Mr. Levy was also Senior Vice President of Investments at Bering Holdings, Inc., the investment arm of publicly traded MAXXAM, Inc. He began his career in 1987 as a corporate finance analyst at Bear, Stearns & Co. Inc. Mr. Levy previously served on the boards of former Blue Ox investments, MedSave USA, as Executive Chairman, Delphi Behavioral Health Group and Infinity Funding. He holds an MBA in Finance and International Business and a BS in Computer and Information Systems from New York University. Mr. Levy was selected as a director due to his experience in the private equity industry.

Jonathan Intrater will be one of our directors as of the commencement of trading of our securities on Nasdaq. Mr. Intrater is a Managing Director in the investment banking department at Ladenburg, Thalmann & Co., Inc., which he joined in 1998. His broad transactional experience over the past 30 years of investment banking encompassing over $10 billion in public equity and high-yield note offerings, private placements of debt and equity securities, merger advisory transactions, and various debt restructuring assignments. From September 2019 to August 2021, he served as a member of the board and Chairman of the audit committee of GreenVision Acquisition Corp., a Nasdaq Capital Market-listed special purpose acquisition company which completed its initial business combination in August 2021. From November 2021 to October 2022 he was CEO and Chairman of Mana Capital Acquisition Corp., also a Nasdaq Capital Market-listed special purpose acquisition company which completed its initial business combination with Cardio Diagnostics in October 2022. Prior to joining Ladenburg Thalmann, he served as a Managing Director at the Brenner Securities Corporation from 1982 to 1989 and a Senior Vice President, BIA/Frazier, Gross & Kadlec, the nation’s largest telecommunications valuation firm from 1982 to 1989. Mr. Intrater holds an M.B.A from Vanderbilt University and a bachelor’s degree from the University of Pennsylvania. Mr. Intrater was selected as a director due to his experience in the investment banking industry.

We believe our management team has the skills and experience to identify, evaluate and consummate a business combination and is positioned to assist businesses we acquire. However, our management team’s network of contacts, and its investing and operating experience, do not guarantee a successful initial business combination. The members of our management team are not required to devote any significant amount of time to our business and are involved with other businesses. We cannot guarantee that our current officers and directors will continue in their respective roles, or in any other role, after our initial business combination, and their expertise may only be of benefit to us until we complete our initial business combination. Past performance by our management team is not a guarantee of success with respect to any business combination we may consummate.

Family Relationships

Warren Hosseinion and Warren Hosseinion Jr. are father and son. There are no other family relationships among executive officers and directors of the Company.

Number and Terms of Office of Officers and Directors

Our board of directors consist of 5 members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq.

The term of office of the first class of directors, consisting of Adeel Rouf and Warren Hosseinion, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Oded Levy, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Jonathan Intrater, will expire at the third annual meeting of shareholders.

Only holders of Class B ordinary shares will have the right to vote on the election of directors prior to or in connection with the completion of our initial business combination. Holders of our public shares will not be entitled to vote on the election of directors during such time. These provisions of our amended and restated memorandum and articles of association relating to the rights of holders of Class B ordinary shares to elect directors may be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

The rules of the Nasdaq require that a majority of our board of directors be independent within one year of our initial public offering. Our board of directors has determined that each of Hosseinion, Levy and Intrater are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Upon the commencement of trading of our securities on the Nasdaq, our board of directors will have two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Hosseinion, Levy and Intrater serve as members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to the exception described below. Each of Hosseinion, Levy and Intrater are independent.

Mr. Intrater serves as the chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Intrater qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Hosseinion, Levy and Intrater and Mr. Levy serves as chair of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a nominating and corporate governance as and when required to so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Hosseinion, Levy and Intrater. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Business Conduct and Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (“Code of Ethics”) that complies with the rules and regulations of Nasdaq. The Code of Ethics codifies the business and ethical principles that govern all aspects of our business. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not improperly fetter the exercise of future discretion;

(iv)	duty to exercise powers fairly as between different sections of shareholders;

(v)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(vi)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)	Entity	Entity’s Business	Affiliation
Adeel Rouf	Zalatoris Acquisition Corp	Acquisition Company	Director

	Zalatoris II Acquisition Corp	Acquisition Company	Director

	Northern Revival Acquisition Corp	Acquisition Company	Officer

Warren Hosseinion	Nutex Health, Inc.	Healthcare Services	Director and President

	Cardio Diagnostics, Inc.	Healthcare Biotechnology	Chairman

	Altitude Acquisition Corp.	Acquisition Company	Chairman

Alex Rogers	Blue Ox Healthcare Partners	Private Investments	Principal

Warren Hosseinion Jr.	Vesicor Therapeutics	Healthcare Biotechnology	Officer

Oded Levy	Cardio Diagnostics, Inc.	Healthcare Biotechnology	Director

	Blue Ox Healthcare Partners	Private Investments	President and Managing Partner

	Gemelli Biotech Corp.	Healthcare Biotechnology	Director

Jonathan Intrater	Ladenburg, Thalmann & Co.	Investment Banking	Managing Director

(1)	Each of the entities listed in this table may have competitive interests with our company with respect to the performance by each individual listed in this table of his or her obligations. Each individual listed has a fiduciary duty with respect to each of the listed entities.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders currently hold founder shares and private placement warrants. Our initial shareholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our initial shareholders with respect to any public shares acquired by them. Additionally, our initial shareholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated memorandum and articles of association. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, subject to certain limited exceptions, our initial shareholders have agreed not to transfer, assign or sell any of their founder shares until the earlier of: (i) one year following the consummation of our initial business combination; or (ii) subsequent to the consummation of our initial business combination, the date on which we consummate a transaction which results in all of our shareholders having the right to exchange their shares for cash, securities, or other property. Subject to certain limited exceptions, the private placement warrants and the Class A ordinary shares underlying such warrants, will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our officers, directors, shareholders or affiliates may be paid fees upon the successful completion of our initial business combination as described above.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, there may be payment by the company to our sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business combination.

Further, commencing on the date our securities are first listed on the Nasdaq, we will also pay an affiliate of our sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team; upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

In addition, we will pay an affiliate of our sponsor $15,000 per month for the consulting services of an entity affiliated to our Chief Executive Officer, upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

These payments, if made prior to the completion of our initial business combination, will be made from funds held outside the trust account.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our initial shareholders have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote any founder shares they hold and any shares purchased during or after the offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association will provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

None of our executive officers or directors have received any cash compensation for services rendered to us. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement or payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination.

On October 8, 2024, the sponsor transferred an aggregate of 1,935,000 founder shares to our directors and officers as payment for services rendered in connection with our IPO. The sponsor effected the following transfers on October 8, 2024:

●	to Warren Hosseinion, the sponsor transferred 700,000 founder shares;

●	to Oded Levy, the sponsor transferred 500,000 founder shares;

●	to Adeel Rouf, the sponsor transferred 300,000 founder shares;

●	to Jonathan Intrater, the sponsor transferred 165,000 founder shares;

●	to Alex Rogers, the sponsor transferred 145,000 founder shares; and

●	to Warren Hosseinion, Jr., the sponsor transferred 75,000 founder shares.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to an affiliate of our sponsor of $10,000 per month, for office space, utilities and secretarial and administrative support; upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees;

●	Payment to an affiliate of our sponsor, of $15,000 per month for the consulting services of an entity affiliated to our Chief Executive Officer, upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees;

●	Reimbursement for any out of-pocket expenses related to identifying, investigating and completing an initial business combination;

●	Payment of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business combination;

●	Repayment of non-interest bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination.

We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2025. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

The beneficial ownership of our ordinary shares is based on 25,300,000 Class A ordinary shares and 6,325,000 Class B ordinary shares as of March 31, 2025.

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned	Number of Founder Shares Beneficially Owned(2)	Approximate Percentage of Total Voting Power
Voyager Acquisition Sponsor Holdco LLC (our Sponsor)(3)	-	4,690,000	14.8%
Adeel Rouf (3)(4)(5)	-	4,690,000	14.8%
Warren Hosseinion(5)	-	700,000	2.2%
Alex Rogers(5)	-	145,000	*
Warren Hosseinion Jr.(5)	-	75,000	*
Oded Levy(5)	-	500,000	1.6%
Jonathan Intrater(5)	-	165,000	*
All officers and directors as a group (6 individuals)	-	6,275,000	19.9%
MM Asset Management Inc.(6)	1,100,000	-	5.0%
AQR Capital Management, LLC(7)	2,178,000	-	8.6%
LMR Partners LLP(8)	2,178,000	-	8.6%
Magnetar Financial LLC(9)	2,156,220	-	8.5%
The Goldman Sachs Group, Inc.(10)	1,753,159	-	6.9%
First Trust Capital Management L.P.(11)	1,861,191	-	7.4%
Barclays PLC(12)	1,586,361	-	6.2%

*	Individual director or executive officer beneficially owns less than 1% of the shares of common stock outstanding as of March 31, 2025.

(1)	Unless otherwise noted, the business address of each of the following is 131 Concord Street, Brooklyn, New York, 11201.
(2)	Such shares will (unless otherwise provided in our initial business combination agreement) automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination and may be converted at any time prior to our initial business combination, at the option of the holder, on a one-for-one basis, subject to adjustment.
(3)	Voyager Acquisition Sponsor Holdco LLC, our sponsor, is the record holder of the shares reported herein. Adeel Rouf, our Chief Executive Officer, is the managing member of the sponsor and has voting and investment discretion with respect to the securities held of record by our sponsor and may be deemed to have or beneficial ownership of the securities held directly by our sponsor. Such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. On October 8, 2024, the sponsor distributed 1,935,000 founder shares to Warren Hosseinion, Oded Levy, Adeel Rouf, Jonathan Intrater, Alex Rogers, Warren Hosseinion, Jr., and a third-party vendor.

(4)	Includes 300,000 shares directly held by Adeel Rouf.
(5)	On October 8, 2024, the sponsor transferred an aggregate of 1,935,000 founder shares to our directors and officers and a third party vendor as payment for services rendered in connection with our IPO. The sponsor effected the following transfers on October 8, 2024: to Warren Hosseinion, the sponsor transferred 700,000 founder shares; to Oded Levy, the sponsor transferred 500,000 founder shares; to Adeel Rouf, the sponsor transferred 300,000 founder shares; to Jonathan Intrater, the sponsor transferred 165,000 founder shares; to Alex Rogers, the sponsor transferred 145,000 founder shares; to Warren Hosseinion, Jr., the sponsor transferred 75,000 founder shares; and to a third-party vendor 50,000 founder shares as payment for services.
(6)	According to a Schedule 13G filed on August 13, 2024, interests shown are held by (i) MM Asset Management Inc., a company incorporated under the laws of Canada, and (ii) MMCAP International Inc. SPC, an exempted company incorporated under the laws of the Cayman Islands. The principal business address of such persons is 161 Bay Street, TD Canada Trust Tower, Suite 2240, Toronto, ON M5J 2S1, Canada and c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands.
(7)	According to a Schedule 13G filed on November 14, 2024, interests shown are held by (i) AQR Capital Management, LLC, a Delaware limited liability company, (ii) AQR Capital Management Holdings, LLC, a Delaware limited liability company, and (iii) ARQ Arbitrage, LLC, a Delaware limited liability company. The principal business address of such persons is 131 Concord Street, Brooklyn, NY, 11201.
(8)	According to a Schedule 13G filed on November 14, 2024, interests shown are held by (i) LMR Partners LLP, a United Kingdom limited liability partnership, (ii) LMR Partners Limited, a Hong Kong corporation, (iii) LMR Partners LLC, a Delaware limited liability company, (iv) LMR Partners AG, a Swiss corporation, (v) LMR Partners (DIFC) Limited, a United Arab Emirates corporation, (vi) LMR Partners (Ireland) Limited, a limited company incorporated in Ireland, (vii) Ben Levine, a citizen of the United Kingdom, and (viii) Stefan Renold, a citizen of Switzerland. The address of the principal business office of such persons is c/o LMR Partners LLP, 9th Floor, Devonshire House, 1 Mayfair Place, London, W1J 8AJ, United Kingdom.
(9)	According to a Schedule 13G/A filed on January 29, 2025, interests shown are held by (i) Magnetar Financial LLC, a Delaware limited liability company, (ii) Magnetar Capital Partners LP, a Delaware limited partnership, (iii) Supernova Management LLC, a Delaware limited liability company, and (iv) David J. Snyderman, a citizen of the United States of America. The address of the principal business office of such persons is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.
(10)	According to Schedule 13G filed on February 6, 2025, interests shown are held by (i) The Goldman Sachs Group, Inc., a Delaware corporation, and (ii) Goldman Sachs & Co. LLC, a New York limited liability company. The principal business address of such persons is 200 West Street New York, NY 10282 and 200 West Street New York, NY 10282.
(11)	According to Schedule 13G filed on February 14, 2025, interests shown are held by (i) First Trust Capital Management L.P., a Delaware limited partnership, (ii) First Trust Merger Arbitrage Fund, a Delaware investment company registered under the Investment Company Act of 1940, (iii) First Trust Capital Solutions L.P., a Delaware limited partnership, and (iv). The principal business address of such persons is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606 and 235 West Galena Street, Milwaukee, WI 53212.
(12)	According to Schedule 13G/A filed on March 21, 2025, interests shown are held by Barclays PLC, a United Kingdom public limited company. The principal business address of such person is 1 Churchill Place, London - E14 5HP.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

The founder shares included an aggregate of up to 825,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the number of founder shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On August 12, 2024, following the underwriters’ exercise of the over-allotment option, the shares are no longer subject to forfeiture. As of December 31, 2024, there were 6,325,000 Founder Shares issued and outstanding.

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

Related Party Loans

On January 11, 2024, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2024, or the closing of the IPO. There were no amounts outstanding under the loans as of September 30, 2024 or December 31, 2023.

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

Item 14. Principal Accountant Fees and Services.

The firm WithumSmith+Brown PC acts as our independent registered public accounting firm. The following is a summary of fees paid to WithumSmith+Brown PC for services rendered.

Audit Fees. During the period from December 19, 2023 (inception) through December 31, 2024, fees for services performed in connection with our IPO, review of the financial information included in our Quarterly Reports on Form 10-Q and this Annual Report on Form 10-K for the respective periods were approximately $118,440.

Tax Fees. During the period from December 19, 2023 (inception) through December 31, 2024, WithumSmith+Brown PC did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees. During the period from December 19, 2023 (inception) through December 31, 2024, no other services were provided by WithumSmith+Brown PC other than those set forth above.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3)	Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description
1.1*	Underwriting Agreement, dated August 8, 2024, by and between the Registrant and Cantor Fitzgerald & Co., as representative of the underwriters, (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on August 14, 2024).
3.1*	Memorandum and Articles of Association, (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
3.2*	Amended and Restated Memorandum and Articles of Association, (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
4.1*	Specimen Unit Certificate, (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
4.2*	Specimen Ordinary Share Certificate, (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
4.3*	Specimen Warrants Certificate (appended as exhibit to Exhibit 4.4), (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
4.4*	Warrant Agreement, dated August 8, 2024, by and between Continental Stock Transfer & Trust Company and the Registrant, (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on August 14, 2024).
4.5**	Description of Securities
10.1*	Letter Agreement, dated August 8, 2024, by and among the Registrant and its founders, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on August 14, 2024).
10.2*	Investment Management Trust Agreement, dated August 8, 2024, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on August 14, 2024).
10.3*	Registration Rights Agreement, dated August 8, 2024, by and among the Registrant and certain security holders, (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on August 14, 2024).
10.4*	Securities Subscription Agreement, between the Registrant and the Sponsor dated January 11, 2024, (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
10.5*	Amended and Restated Securities Subscription Agreement, between the Registrant and the Sponsor dated February 16, 2024, (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
10.6*	Second Amended and Restated Securities Subscription Agreement, between the Registrant and the Sponsor dated May 31, 2024, (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-280305), filed with the Securities and Exchange Commission on July 30, 2024).
10.7*	Third Amended and Restated Securities Subscription Agreement, between the Registrant and the Sponsor dated July 19, 2024, (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A (File No. 333-280305), filed with the Securities and Exchange Commission on July 30, 2024).
10.8*	Private Placement Warrants Purchase Agreement dated August 8, 2024, by and among the Registrant and the Sponsor, (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on August 14, 2024).
10.9*	Private Placement Warrants Purchase Agreement, dated August 8, 2024, by and among the Registrant, Cantor Fitzgerald & Co. and Odeon Capital Group LLC, (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on August 14, 2024).

10.10*	Form of Indemnity Agreement, (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
10.11*	Administrative Services Agreement, dated August 8, 2024, by and between the Registrant and the Sponsor, (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on August 14, 2024).
10.12*	Promissory Note issued to Voyager Acquisition Sponsor Holdco LLC, (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
10.13*	Advisor Agreement, dated August 8, 2024, by and between the Registrant and Advisor, (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on August 14, 2024).
14.1*	Form of Code of Ethics, (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
19**	Insider Trading Policy
24**	Power of Attorney (included on signature page hereto).
31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1**	Policy on Recoupment of Incentive Compensation
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed.
**	Furnished herewithin.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Voyager Acquisition Corp.

By:	/s/ Adeel Rouf
Adeel Rouf
Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Adeel Rouf as true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Warren Hosseinion	Chairman of the Board of Directors	March 31, 2025
Warren Hosseinion

/s/ Adeel Rouf	Chief Executive Officer, President	March 31, 2025
Adeel Rouf	(Principal executive officer) and Director

/s/ Alex Rogers	Chief Financial Officer	March 31, 2025
Alex Rogers	(Principal financial and accounting officer)

/s/ Oded Levy	Director	March 31, 2025
Oded Levy

/s/ Jonathan Intrater	Director	March 31, 2025
Jonathan Intrater