Form 10-Q
period 2025-03-31
Voyager Acquisition Corp./Cayman Islands
filed 2025-05-15
CIK 2006815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 15, 2025, the registrant had a total of 25,300,000 Class A ordinary shares, $0.0001 par value, issued and outstanding and 6,325,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Voyager Acquisition Corp.

Voyager Acquisition Corp.
Condensed Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash	$445,492	$668,285
Due from sponsor	44,028	44,028
Prepaid assets	11,537	-
Total current assets	501,057	712,313
Investments and cash held in Trust Account	261,791,386	259,099,778
Total Assets	$262,292,443	$259,812,091

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$40,374	$5,054
Due to related party	45,800	33,913
Total current liabilities	86,174	38,967

Deferred underwriting commissions	12,045,000	12,045,000

Total Liabilities	12,131,174	12,083,967

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 25,300,000 shares subject to possible redemption at $10.35 and $10.24 per share as of March 31, 2025, and December 31, 2024, respectively	261,791,386	259,099,778

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2025, and December 31, 2024	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 25,300,000 shares and 0 shares subject to possible redemption) at March 31, 2025, and December 31, 2024, respectively	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 shares issued and outstanding at March 31, 2025, and December 31, 2024(1)	633	633
Additional paid-in capital		-
Accumulated deficit	(11,630,750)	(11,372,287)
Total shareholders’ deficit	(11,630,117)	(11,371,654)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$262,292,443	$259,812,091

(1)	During 2024, the Company issued 5,750,000 Class B shares to the Sponsor on January 11 for $25,000, followed by 1,725,000 additional shares on February 16, bringing the total to 7,475,000. On May 31, 28,750 more shares were issued, but on July 19, the Company forfeited 1,178,750 shares, leaving 6,325,000 shares outstanding. On August 12, the underwriters fully exercised their over-allotment option, releasing 825,000 shares from forfeiture. As of December 31, 2024, and March 31, 2025, the Company had 6,325,000 Class B shares outstanding.

The accompanying notes are an integral part of these condensed financial statements.

Voyager Acquisition Corp.
Condensed Statements of Operations (Unaudited)

	Three months ended March 31, 2025	Three months ended March 31, 2024
General and administrative expenses	$265,009	$52,040
Loss from operations	(265,009)	(52,040)

Interest income	6,546	-
Income from investments held in Trust Account	2,691,608	-
Total other income	2,698,154	-
Net income (loss)	$2,433,145	$(52,040)

Weighted average shares outstanding of Class A Redeemable ordinary shares, basic and diluted	25,300,000	-
Basic and diluted net income (loss) per ordinary share, Class A Redeemable ordinary shares	$0.08	$-

Weighted average shares outstanding of Class B common stock, basic and diluted(1)	6,325,000	6,525,000
Basic net income (loss) per ordinary share, Class B ordinary shares	$0.08	$(0.01)

(1)	During 2024, the Company issued 5,750,000 Class B shares to the Sponsor on January 11 for $25,000, followed by 1,725,000 additional shares on February 16, bringing the total to 7,475,000. On May 31, 2024, the Company issued additional 28,750 Class B ordinary shares to the Sponsor, resulting in the Sponsor holding a total of 7,503,750 Class B ordinary shares. For the purpose of calculating net loss per share for the three months ended March 31, 2024, the weighted average shares outstanding have been retroactively adjusted to reflect these issuances. Additionally, an aggregate of up to 978,750 Class B ordinary shares were subject to forfeiture during that period were excluded for the purpose of calculation, as the exercise of the underwriters’ over-allotment option was contingent upon the completion of the IPO, which had not occurred by March 31, 2024 (see Notes 6 and 7). On July 19, 2024, the Company forfeited 1,178,750 shares, leaving 6,325,000 shares outstanding.

The accompanying notes are an integral part of these condensed financial statements.

Voyager Acquisition Corp.

Condensed Statements of Changes in Shareholders’ Deficit

Three Months Ended March 31, 2025 and 2024 (Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	-	$-	6,325,000	$633	$-	$(11,372,287)	$(11,371,654)
Accretion for Class A ordinary shares subject to redemption amount	-	-	-	-		(2,691,608)	(2,691,608)
Net income	-	-	-	-	-	2,433,145	2,433,145
Balance – March 31, 2025 (unaudited)	-	$-	6,325,000	$633	$-	$(11,630,750)	$(11,630,117)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	-	$-	1	$-	$-	$(5,000)	$(5,000)
Issuance of Class B ordinary shares to Sponsor	-	-	7,503,750	750	24,250	-	25,000
Cancellation of issued share	-	-	(1)	-	-	-	-
Net loss	-	-	-	-	-	(52,040)	(52,040)
Balance – March 31, 2024 (unaudited)(1)	-	$-	7,503,750	$750	$24,250	$(57,040)	$(32,040)

(1)	During 2024, the Company issued 5,750,000 Class B shares to the Sponsor on January 11 for $25,000, followed by 1,725,000 additional shares on February 16, bringing the total to 7,475,000. On May 31, 2024, the Company issued additional 28,750 Class B ordinary shares to the Sponsor, resulting in the Sponsor holding a total of 7,503,750 Class B ordinary shares. As of March 31, 2024, this number includes an aggregate of up to 978,750 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 6 and 7). On July 19, 2024, the Company forfeited 1,178,750 shares, leaving 6,325,000 shares outstanding.

The accompanying notes are an integral part of these condensed financial statements.

Voyager Acquisition Corp.

Condensed Statements of Cash Flows (Unaudited)

	Three months ended March 31, 2025	Three months ended March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,433,145	$(52,040)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in trust account	(2,691,608)	-
Changes in operating assets and liabilities:	-	-
Changes in prepayments	(11,537)	-
Changes in accounts payable and accrued expenses	35,320	52,040
Increase in amount payable to related party	11,887	-
Net cash used in operating activities	(222,793)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares to Sponsor	-	25,000
Net cash provided by financing activities	-	25,000

Net (decrease) increase in cash	(222,793)	25,000
Cash – beginning of the period	668,285	-
Cash – end of the period	$445,492	$25,000

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued expenses	$-	$211,955

The accompanying notes are an integral part of these condensed financial statements.

Voyager Acquisition Corp.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

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

As of March 31, 2025, the Company had not yet commenced operations. All activity for the period from December 19, 2023 (inception) through March 31, 2025, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $17,098,246, consisting of $4,400,000 cash underwriting fee, $12,045,000 of deferred underwriting fee (see additional discussion in Note 7), and $653,246 of other offering costs.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants (as defined in Note 4), although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its Class A ordinary shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”). In accordance with U.S. Securities and Exchange Commission (“SEC”) and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with FASB ASC Topic 470-20, “Debt with Conversion and Other Options.” The resulting discount to the initial carrying value of temporary equity was accreted upon closing the Initial Public Offering such that the carrying value equals the redemption value on such date. The accretion or remeasurement is recognized as a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The Public Shares are redeemable and were classified as such on the condensed balance sheets until such date that a redemption event takes place.

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

Liquidity and Capital Sources

As of March 31, 2025, the Company had a cash balance of $445,492 and a working capital surplus of $414,883. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of March 31, 2025, management has determined that due to the closing of the Initial Public Offering on August 12, 2024, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these condensed financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Recently Adopted Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2025 and December 31, 2024, the Company had $445,492 and $668,285, respectively, in cash.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. The Company classifies its U.S. government treasury bills and equivalent securities as held to maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost and adjusted for the amortization of discounts. The estimated fair values of investments held in the Trust Account are determined using available market information. Given the short maturity, fair value is assumed to approximate the amortized cost. The interest income, unrealized gain and dividend income on these investments are included in the condensed statement of operations. At March 31, 2025, the assets held in the Trust Account of $ 261,791,386 were held in money market funds.

As of December 31, 2024, all assets held in the Trust Account are invested in U.S. Treasury bills. These investments, recorded at amortized cost on the condensed balance sheet, have maturity dates within two months of the reporting date. Given the short maturity, fair value is assumed to approximate the amortized cost, and as such, the Treasury bills are recorded at fair value in the Trust Account at the end of the reporting period. The interest income and unrealized gain on these investments are included in the condensed statement of operations. As of December 31, 2024, the Trust Account holds $259,099,778 in U.S. Treasury bills.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees, cash underwriting discount, and deferred underwriting fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on relative fair value basis, compared to total proceeds received. Offering costs allocated to the Public Shares were charged against the carrying value of ordinary shares subject to possible redemption upon the completion of the Initial Public Offering and offering costs allocated to Public and Private Placement Warrants were charged to additional paid-in capital at the completion of the Initial Public Offering.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes change in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and the accumulated deficit. Accordingly, as of March 31, 2025 and December 31, 2024, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

At March 31, 2025 and December 31, 2024, the ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Public offering proceeds	$253,000,000
Less:
Proceeds allocated to Public Warrants	(1,429,450)
Allocation of offering costs related to redeemable shares	(16,998,565)
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (income earned on Trust Account)	24,527,793
Ordinary shares subject to possible redemption as of December 31, 2024	259,099,778
Subsequent measurement of ordinary shares subject to possible redemption (income earned on Trust Account)	2,691,608
Ordinary shares subject to possible redemption as of March 31, 2025	$261,791,386

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

As of March 31, 2025, the public and private warrants are exercisable to purchase in aggregate, 12,650,000 and 7,665,000 ordinary shares, respectively. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per ordinary shares since the inclusion of such rights and warrants would be anti-dilutive. The warrants cannot be converted to shares of ordinary shares prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

	Three months ended March 31, 2025		Three months ended March 31, 2024
	Redeemable Class A	Non- Redeemable Class B	Redeemable Class A	Non- Redeemable Class B
Basic and diluted net income (loss) per share:

Numerator:
Allocation of net income (loss)	$1,946,515	$486,630	$-	$(52,040)

Denominator:
Weighted average shares outstanding	25,300,000	6,325,000	-	6,525,000

Basic and diluted net income (loss) per share	$0.08	$0.08	$-	$(0.01)

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,300,000 Units including 3,300,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade.

NOTE 4. PRIVATE PLACEMENT

As of August 12, 2024, simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 7,665,000 warrants (the “Initial Private Placement Warrants”). In this Private Placement, the Sponsor purchased 5,037,500 warrants, while Cantor Fitzgerald & Co. and Odeon Capital Group LLC purchased 2,627,500 warrants, all at a price of $1.00 per Private Placement Warrant, generating total proceeds of $7,665,000. Each Private Placement Warrant entitles the holder thereof to one Class A ordinary share and one-half of one redeemable warrant (“Private Placement Warrants”) to purchase one Class A ordinary share at $11.50 per share.

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

NOTE 5. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Company’s Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31, 2025	December 31, 2024
Cash	$445,492	$668,285
Due from Sponsor	44,028	44,028
Prepaid assets	11,537	-
Total Current Assets	501,057	712,313
Investments held in Trust Account	261,791,386	259,099,778
Total Assets	$262,292,443	$259,812,091

	Three months ended March 31, 2025	Three months ended March 31, 2024
General and administrative expenses	$(265,009)	$(52,040)
Interest income	6,546	-
Income from investments held in Trust Account	2,691,608	-
Net income (loss)	$2,433,145	$(52,040)

The CODM reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed statements of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. The CODM reviews the status of investments and cash held in the Trust Account and the income generated from this investment to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated August 8, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.

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

On February 16, 2024, the Company issued an additional 1,725,000 Founder Shares (up to 225,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) for no additional consideration which were retroactively presented on the condensed financial statements.

On May 31, 2024, the Company issued an additional 28,750 Founder Shares (up to 3,750 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) for no additional consideration which were retroactively presented on the condensed financial statements.

On July 19, 2024, the Company forfeited 1,178,750 Founder shares for no consideration. This adjustment was made to align with the reduction in the offering size and has been retroactively reflected in the Company’s condensed financial statements.

The Founder Shares included an aggregate of up to 825,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the number of Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On August 12, 2024, following the underwriters’ exercise of the over-allotment option, the shares are no longer subject to forfeiture. As of March 31, 2025, and December 31, 2024, there were 6,325,000 Founder Shares issued and outstanding.

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

Administrative Services Agreement

The Company has entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space and administrative and support services. For the three months ended March 31, 2025 and 2024, the Company incurred $30,000 and $0, respectively, for these services. As of March 31, 2025, and December 31, 2024, outstanding balances were $45,800 and $15,800, respectively, classified under due to related party in the accompanying condensed balance sheets.

Consulting Services

The Company entered into an agreement, effective from the date of its incorporation, to pay a monthly fee of $15,000 to an entity affiliated to the Company’s Chief Executive Officer for consulting services. This agreement will continue until the earlier of the Company’s consummation of a Business Combination or its liquidation. For the three months ended March 31, 2025 and 2024, the Company incurred $45,000 and $0, respectively, for these services. As of March 31, 2025, and December 31, 2024, outstanding balances were $0 and $15,000, respectively, classified under due to related party in the accompanying condensed balance sheets.

Related Party Loans

On January 11, 2024, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to Initial Public Offering. These loans were non-interest-bearing, unsecured and were due at the earlier of December 31, 2024, or the closing of this offering. There were no amounts outstanding under the loans as of March 31, 2025, and December 31, 2024.

Due from Sponsor

The Sponsor covered various formation, operating, and deferred offering costs for the Company. Between December 19, 2023 (inception), and December 31, 2024, the Sponsor paid $228,274 on behalf of the Company. After settling the outstanding amount as of March 31, 2025, and December 31, 2024, the amount due from the sponsor was $44,028.

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

Risks and Uncertainties

 Management is currently evaluating the impact of significant global events, such as the Russia/Ukraine and Israel/Palestine conflicts, on the industry and has concluded that while it is reasonably possible that these could have a negative effect on the Company’s financial position, results of its operations and/or ability to complete a business combination, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2025, and December 31, 2024, there were no Class A ordinary shares issued or outstanding excluding 25,300,000 shares and 0 shares, respectively, subject to redemption.

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

On February 16, 2024, the Company issued an additional 1,725,000 Founder Shares (up to 225,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) for no additional consideration which were retroactively presented on the condensed financial statements.

On May 31, 2024, the Company issued an additional 28,750 Founder Shares (up to 3,750 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) for no additional consideration which were retroactively presented on the condensed financial statements.

On July 19, 2024, the Company forfeited 1,178,750 Founder Shares for no consideration. This adjustment was made to align with the reduction in the offering size and has been retroactively reflected in the Company’s condensed financial statements.

The Class B ordinary shares included an aggregate of up to 825,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the number of Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On August 12, 2024, following the underwriters’ exercise of the over-allotment option, the shares are no longer subject to forfeiture. As of March 31, 2025, and December 31, 2024, there were 6,325,000 Class B ordinary Shares issued and outstanding.

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

Warrants

At March 31, 2025 and December 31, 2024, there were 12,650,000 Public Warrants and 7,665,000 Private Placement Warrants outstanding.

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

●	Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

●	Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

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

In March 2025, investments held U.S. Treasury bills were liquidated and all assets held in the Trust Account were invested in Treasury Trust Institutional Shares. The Company did not withdraw any interest income from the Trust Account.

As of March 31, 2025, the Trust Account held $261,791,386 in Treasury Trust Institutional Shares, compared to $259,099,778 held in U.S. Treasury bills as of December 31, 2024.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The fair values of held-to-maturity securities at March 31, 2025 and the gross holding gains at December 31, 2024 are as follows:

	Description	Level	Fair Value
March 31, 2025	Money market fund	1	$261,791,386

	Held to Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2024	U.S. Treasury Securities (matured on March 25, 2025)	1	$254,264,341	$4,834,778	$259,099,119

NOTE 9. SUBSEQUENT EVENTS

On April 22, 2025, Voyager Acquisition entered into a Business Combination Agreement with Veraxa Biotech AG, a Swiss company, and Oliver Baumann, in his capacity as the representative of Veraxa’s shareholders. Under the agreement, Voyager Acquisition Sponsor Holdco LLC will form a public limited company under Swiss law (“PubCo”), which will in turn form a Cayman Islands exempted company (“Merger Sub”), both of which will join the agreement as Acquisition Entities.

The Business Combination Agreement, approved by the boards of directors of both Voyager and Veraxa, outlines a two-step transaction: (i) Voyager will merge with and into Merger Sub, which will survive as a wholly owned subsidiary of PubCo, and (ii) shortly thereafter, Veraxa will merge with and into PubCo, with PubCo as the surviving entity.

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Recent Developments

The IPO registration statement for the Company’s Initial Public Offering was declared effective on August 8, 2024.

On August 8, 2024, we consummated the Initial Public Offering of 25,300,000 Units, including the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000. Simultaneously with the consummation of the IPO and the sale of the Units, we consummated the private placement (“Private Placement”) of 7,665,000 warrants (the “Initial Private Placement Warrants”). In this Private Placement, the Sponsor purchased 5,037,500 warrants, while Cantor Fitzgerald & Co. and Odeon Capital Group LLC purchased 2,627,500 warrants, all at a price of $1 per Private Placement Warrants, generating total proceeds of $7,665,000. Each Private Placement Warrant entitles the holder thereof to one Class A ordinary share and one-half of one redeemable warrant (“Private Placement Warrants”) to purchase one Class A ordinary share at $11.50 per share.

Following the closing of the Initial Public Offering, an amount of $254,265,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed in the Trust Account.

Business Combination

On April 22, 2025, Voyager Acquisition entered into a Business Combination Agreement with Veraxa Biotech AG, a Swiss company, and Oliver Baumann, in his capacity as the representative of Veraxa’s shareholders. Under the agreement, Voyager Acquisition Sponsor Holdco LLC will form a public limited company under Swiss law (“PubCo”), which will in turn form a Cayman Islands exempted company (“Merger Sub”), both of which will join the agreement as Acquisition Entities.

The Business Combination Agreement, approved by the boards of directors of both Voyager and Veraxa, outlines a two-step transaction: (i) Voyager will merge with and into Merger Sub, which will survive as a wholly owned subsidiary of PubCo (the “Initial Merger”), and (ii) shortly thereafter, Veraxa will merge with and into PubCo, with PubCo as the surviving entity (the “Acquisition Merger”).

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception to the reporting date of March 31, 2025, have been organizational activities and those necessary to prepare for the public offering and the initial business combination. We will not generate any operating revenues until after completion of our initial business combination. We generated non-operating income in the form of interest income on investments held in trust and cash. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, and March 31, 2024, we had a net income of $2,433,144 and a net loss of $52,040 respectively. During the three months ended March 31, 2025, the main source of income was the $2,691,608 income from investment held in Trust Account. During the three months ended March 31, 2024, we didn’t generate any income. Costs incurred during these periods primarily comprised of general and administrative costs.

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

On August 8, 2024, we consummated the Initial Public Offering of 25,300,000 Units, including the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000. Simultaneously with the consummation of the IPO and the sale of the Units, we consummated the private placement (“Private Placement”) of 7,665,000 warrants (the “Initial Private Placement Warrants”). In this Private Placement, the Sponsor purchased 5,037,500 warrants, while Cantor Fitzgerald & Co. and Odeon Capital Group LLC purchased 2,627,500 warrants, all at a price of $1.00 per Private Placement Warrant, generating total proceeds of $7,665,000. Each Private Placement Warrant entitles the holder thereof to one Class A ordinary share and one-half of one redeemable warrant (“Private Placement Warrants”) to purchase one Class A ordinary share at $11.50 per share.

Our liquidity needs were satisfied prior to the completion of Initial Public Offering through $25,000 received from the sponsor for the issuance of the founder shares to our sponsor and up to $300,000 in loans from our sponsor under an unsecured promissory note. Till the time of the Initial Public Offering we had not borrowed any amount under the promissory note with our sponsor to be used for a portion of the expenses of this offering. Furthermore, as of March 31, 2025, we had not borrowed any amount under this promissory note.

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

In March 2025, investments held U.S. Treasury bills were liquidated and all assets held in the Trust Account were invested in a money market fund. The Company did not withdraw any interest income from the Trust Account.

As of March 31, 2025, the Trust Account held $261,791,386 in a money market fund, compared to $259,099,778 held in U.S. Treasury bills as of December 31, 2024.

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

As of March 31, 2025, the Company had a cash balance of $445,492 held outside the trust account. Additionally, the Company has available loan facilities agreed with the sponsor for working capital. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay income taxes to the extent the interest earned on the trust account is not sufficient to pay our income taxes.

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

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No quarterly operating data is included in the financial statements and the notes thereto included in this Report under “Item 1. Interim Financial Statements” as we have not conducted any operations to date.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of March 31, 2025, we did not have any critical accounting estimates to be disclosed.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations carefully consider the factors discussed in “Risk Factors” of our Prospectus dated August 8, 2024, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal 2025 to the risk factors that were included in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 8, 2024, we consummated the Initial Public Offering of 25,300,000 Units, including the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000. Simultaneously with the consummation of the IPO and the sale of the Units, we consummated the private placement (“Private Placement”) of 7,665,000 warrants (the “Initial Private Placement Warrants”). In this Private Placement, the Sponsor purchased 5,037,500 warrants, while Cantor Fitzgerald & Co. and Odeon Capital Group LLC purchased 2,627,500 warrants, all at a price of $1 per Private Placement Warrant, generating total proceeds of $7,665,000. Each Private Placement Warrant entitles the holder thereof to one Class A ordinary share and one-half of one redeemable warrant (“Private Placement Warrants”) to purchase one Class A ordinary share at $11.50 per share.

On August 8, 2024, we consummated our Initial Public Offering of 25,300,000 Units, including 3,000,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each Unit consists of one Public Share, and one-half of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share.

The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $253,000,000. On August 8, 2024, simultaneously with the consummation of our Initial Public Offering, we completed the private sale of an aggregate of 7,665,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, to our Sponsor and Cantor, generating gross proceeds of $7,665,000. Of those 7,665,000 Private Placement Warrants, the Sponsor purchased 5,037,500 Private Placement Warrants and Cantor Fitzgerald & Co. and Odeon Capital Group LLC purchased 2,627,500 Private Placement Warrants.

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

Other than as described above, there has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as is described in our final prospectus related to our Initial Public Offering. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2025	Voyager Acquisition Corp.

	By:	/s/ Adeel Rouf
Adeel Rouf
Chief Executive Officer

By:	/s/ Alex Rogers
Alex Rogers
Chief Financial Officer