Form 10-Q
period 2025-09-30
Voyager Acquisition Corp./Cayman Islands
filed 2025-11-14
CIK 2006815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 14, 2025, the registrant had a total of 25,300,000 Class A ordinary shares, $0.0001 par value, issued and outstanding and 6,325,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Voyager Acquisition Corp.

Voyager Acquisition Corp.
Condensed Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash	$252,350	$668,285
Due from sponsor	-	44,028
Prepaid assets	11,537	-
Total current assets	263,887	712,313
Investments and cash held in Trust Account	267,284,310	259,099,778
Total Assets	$267,548,197	$259,812,091

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$264,876	$5,054
Due to related party	226,445	33,913
Total current liabilities	491,321	38,967

Deferred underwriting commissions	12,045,000	12,045,000

Total Liabilities	12,536,321	12,083,967

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 25,300,000 shares subject to possible redemption at $10.56 and $10.24 per share as of September 30, 2025, and December 31, 2024, respectively	267,284,310	259,099,778

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2025, and December 31, 2024	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 25,300,000 shares and 0 shares subject to possible redemption) at September 30, 2025, and December 31, 2024, respectively	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 shares issued and outstanding at September 30, 2025, and December 31, 2024(1)	633	633
Additional paid-in capital		-
Accumulated deficit	(12,273,067)	(11,372,287)
Total shareholders’ deficit	(12,272,434)	(11,371,654)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$267,548,197	$259,812,091

(1)	During 2024, the Company issued 5,750,000 Class B shares to the Sponsor on January 11 for $25,000, followed by 1,725,000 additional shares on February 16, bringing the total to 7,475,000. On May 31, 28,750 more shares were issued, but on July 19, 2024 the Company forfeited 1,178,750 shares, leaving 6,325,000 shares outstanding. On August 12, the underwriters fully exercised their over-allotment option. As a result, 825,000 Class B ordinary shares were no longer subject to forfeiture. As of December 31, 2024, and September 30, 2025, the Company had 6,325,000 Class B shares outstanding.

The accompanying notes are an integral part of these condensed financial statements.

Voyager Acquisition Corp.
Condensed Statements of Operations (Unaudited)

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024
General and administrative expenses	$405,805	$529,234	$911,749	$632,082
Loss from operations	(405,805)	(529,234)	(911,749)	(632,082)

Interest income	840	20,273	10,970	20,273
Income from investments held in Trust Account	2,763,576	1,730,852	8,184,532	1,730,852
Unrealized gain on investment held in Trust Account	-	99,803	-	99,803
Total other income	2,764,416	1,850,928	8,195,502	1,850,928
Net income	$2,358,611	$1,321,694	$7,283,753	$1,218,846

Weighted average shares outstanding of Class A redeemable ordinary shares, basic and diluted	25,300,000	13,750,000	25,300,000	4,616,788
Basic and diluted net income per ordinary share, Class A Redeemable ordinary shares	$0.07	$0.07	$0.23	$0.12

Weighted average shares outstanding of Class B ordinary shares, basic and diluted(1)	6,325,000	5,948,370	6,325,000	5,650,547
Basic net income per ordinary share, Class B ordinary shares	$0.07	$0.07	$0.23	$0.12

(1)	During 2024, the Company issued 5,750,000 Class B shares to the Sponsor on January 11 for $25,000, followed by 1,725,000 additional shares on February 16, bringing the total to 7,475,000. On May 31, 2024, the Company issued an additional 28,750 Class B ordinary shares to the Sponsor, resulting in the Sponsor holding a total of 7,503,750 Class B ordinary shares but on July 19, 2024 the Company forfeited 1,178,750 shares, leaving 6,325,000 shares outstanding. On August 12, the underwriters fully exercised their over-allotment option. As a result, 825,000 Class B ordinary shares were no longer subject to forfeiture. As of September 30, 2024, the share and per-share data have been retroactively restated in the unaudited condensed financial statements (see Notes 5 and 7).

The accompanying notes are an integral part of these condensed financial statements.

Voyager Acquisition Corp.

Condensed Statements of Changes in Shareholders’ Deficit

Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	-	$-	6,325,000	$633	$-	$(11,372,287)	$(11,371,654)
Accretion for Class A ordinary shares subject to possible redemption	-	-	-	-		(2,691,608)	(2,691,608)
Net income	-	-	-	-	-	2,433,145	2,433,145
Balance – March 31, 2025	-	$-	6,325,000	$633	$-	$(11,630,750)	$(11,630,117)
Accretion for Class A ordinary shares subject to possible redemption	-	-	-	-		(2,729,348)	(2,729,348)
Net income	-	-	-	-	-	2,491,996	2,491,996
Balance – June 30, 2025	-	$-	6,325,000	$633	$-	$(11,868,102)	$(11,867,469)
Accretion for Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,763,576)	(2,763,576)
Net income	-	-	-	-	-	2,358,611	2,358,611
Balance – September 30, 2025	-	$-	-	$-	$-	$(12,273,067)	$(12,272,434)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	-	$-	1	$-	$-	$(5,000)	$(5,000)
Issuance of Class B ordinary shares(1)	-	-	6,325,000	633	24,367	-	25,000
Cancellation of 1 share			(1)	-	-	-	-
Net loss	-	-	-	-	-	(52,040)	(52,040)
Balance – March 31, 2024 (Unaudited)	-	-	6,325,000	633	24,367	(57,040)	(32,040)
Net loss	-	-	-	-	-	(50,808)	(50,808)
Balance – June 30, 2024 (Unaudited)	-	-	6,325,000	633	24,367	(107,848)	(82,848)
Issuance of private units	-	-	-	-	7,665,000	-	7,665,000
Fair value of public warrants	-		-	-	1,429,450	-	1,429,450
Accretion for Class A ordinary shares subject to redemption amount	-	-	-	-	(21,523,669)	-	(21,523,669)
Allocated value of transaction costs to Public and Private warrants	-	-	-	-	(99,682)	-	(99,682)
Reclass of additional paid in capital to accumulated deficit	-	-	-	-	12,504,534	(12,504,534)	-
Net income	-	-	-	-	-	1,321,694	1,321,694
Balance – September 30, 2024 (Unaudited)	-	$-	6,325,000	$633	$-	$(11,290,688)	$(11,290,055)

(1)	During 2024, the Company issued 5,750,000 Class B shares to the Sponsor on January 11 for $25,000, followed by 1,725,000 additional shares on February 16, bringing the total to 7,475,000. On May 31, 2024, the Company issued additional 28,750 Class B ordinary shares to the Sponsor, resulting in the Sponsor holding a total of 7,503,750 Class B ordinary shares. On July 19, 2024, the Company forfeited 1,178,750 shares, leaving 6,325,000 shares outstanding. 825,000 of which were subject to forfeiture. On August 12, 2024, as a result of the underwriters’ election to fully exercise their over-allotment option, 825,000 shares are no longer subject to forfeiture

The accompanying notes are an integral part of these condensed financial statements.

Voyager Acquisition Corp.

Condensed Statements of Cash Flows (Unaudited)

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,283,753	$1,218,846
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in trust account	(8,184,532)	(1,730,852)
Unrealized gain on investments held in trust account	-	(99,803)
Changes in operating assets and liabilities:
Increase in prepaid assets	(11,537)	-
Increase in accounts payable and accrued expenses	259,822	5,000
Decrease (increase) in amount due from sponsor	44,028	(27,050)
Increase in amount payable to related party	192,532	20,000
Net cash used in operating activities	(415,935)	(613,859)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposited in Trust Account	-	(254,265,000)
Net cash used in investing activities	-	(254,265,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares to Sponsor	-	25,000
Gross proceeds from initial public offering	-	253,000,000
Proceeds from private placement	-	7,665,000
Payment of offering costs	-	(5,053,246)
Net cash provided by financing activities	-	255,636,754

Net (decrease) increase in cash	(415,935)	757,895
Cash – beginning of the period	668,285	-
Cash – end of the period	$252,350	$757,895

The accompanying notes are an integral part of these condensed financial statements.

Voyager Acquisition Corp.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

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

As of September 30, 2025, the Company had not yet commenced operations. All activity for the period from December 19, 2023 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On April 22, 2025, Voyager Acquisition entered into a Business Combination Agreement with Veraxa Biotech AG, a Swiss company, and Oliver Baumann, in his capacity as the representative of Veraxa’s shareholders (the “BCA”). Under the BCA, Voyager Acquisition Sponsor Holdco LLC formed a public limited company under Swiss law (“PubCo”), which in turn formed a Cayman Islands exempted company (“Merger Sub”). Pursuant to a Joinder Agreement dated July 16, 2025, PubCo and Merger Sub became parties to the BCA.

The BCA, approved by the boards of directors of both Voyager Acquisition Corp and Veraxa, outlines a two-step transaction: (i) Voyager will merge with and into Merger Sub, which will survive as a wholly owned subsidiary of PubCo (the “Initial Merger”), and (ii) shortly thereafter, Veraxa will merge with and into PubCo, with PubCo as the surviving entity (the “Acquisition Merger”).

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

Going Concern

As of September 30, 2025, the Company had cash of $252,350 and a working capital deficit of $227,434. The Company has incurred and expects to continue to incur significant costs in connection with completing a potential business combination. The Company’s mandatory liquidation date, absent a consummated business combination, is August 12, 2026 which is within one year from the issuance date of these condensed financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to complete a business combination within the next six months. In addition, the Company’s Sponsor, officers, and directors have agreed to waive certain future administrative fees to preserve cash resources and may, but are not obligated to, provide working capital loans in such amounts and at such times as they determine in their sole discretion. As such, the accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be required to liquidate.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2025. The interim results for the three months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company had $252,350 and $668,285, respectively, in cash and cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. The Company classifies its U.S. government treasury bills and equivalent securities as held to maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost and adjusted for the amortization of discounts. The estimated fair values of investments held in the Trust Account are determined using available market information. The interest income, unrealized gain and dividend income on these investments are included in the condensed statements of operations. At September 30, 2025, the assets held in the Trust Account of $267,284,310 were held in money market funds.

As of December 31, 2024, all assets held in the Trust Account were invested in U.S. Treasury bills. These investments had maturity dates within two months of the reporting date. Given the short maturity, fair value is assumed to approximate the amortized cost, and as such, the Treasury bills are recorded at fair value in the Trust Account at the end of the reporting period. As of December 31, 2024, the Trust Account held $259,099,778 in U.S. Treasury bills.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public ordinary shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes change in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and the accumulated deficit. Accordingly, as of September 30, 2025 and December 31, 2024, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

At September 30, 2025 and December 31, 2024, the ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Public offering proceeds	$253,000,000
Less:
Proceeds allocated to Public Warrants	(1,429,450)
Allocation of offering costs related to redeemable shares	(16,998,565)
Plus:
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	24,527,793
Ordinary shares subject to possible redemption as of December 31, 2024	259,099,778
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	8,184,532
Ordinary shares subject to possible redemption as of September 30, 2025	$267,284,310

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

As of September 30, 2025, the public and private warrants are exercisable to purchase in aggregate, 12,650,000 and 7,665,000 ordinary shares, respectively. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per ordinary shares since the inclusion of such rights and warrants would be anti-dilutive. The warrants cannot be converted to shares of ordinary shares prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

	Three months ended September 30, 2025		Three months ended September 30, 2024
	Redeemable Class A	Non- Redeemable Class B	Redeemable Class A	Non- Redeemable Class B
Basic and diluted net income per share:

Numerator:
Allocation of net income	$1,886,889	$471,722	$922,579	$399,115

Denominator:
Weighted average shares outstanding	25,300,000	6,325,000	13,750,000	5,948,370

Basic and diluted net income per share	$0.07	$0.07	$0.07	$0.07

	Nine months ended September 30, 2025		Nine months ended September 30, 2024
	Redeemable Class A	Non- Redeemable Class B	Redeemable Class A	Non- Redeemable Class B
Basic and diluted net income per share:

Numerator:
Allocation of net income	$5,827,002	$1,456,751	$548,064	$670,782

Denominator:
Weighted average shares outstanding	25,300,000	6,325,000	4,616,788	5,650,547

Basic and diluted net income per share	$0.23	$0.23	$0.12	$0.12

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

	September 30, 2025	December 31, 2024
Cash	$252,350	$668,285
Due from Sponsor	$-	$44,028
Prepaid assets	$11,537	$-
Investments held in Trust Account	$267,284,310	$259,099,778

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024
General and administrative expenses	$405,805	$529,234	$911,749	$632,082
Interest income	$840	$20,273	$10,970	$20,273
Income from investments held in Trust Account	$2,763,576	$1,730,852	$8,184,532	$1,730,852
Unrealize gain from investments held in Trust Account	$-	$99,803	$-	$99,803

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

The Founder Shares included an aggregate of up to 825,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the number of Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On August 12, 2024, following the underwriters’ exercise of the over-allotment option, the shares are no longer subject to forfeiture. As of September 30, 2025, and December 31, 2024, there were 6,325,000 Founder Shares issued and outstanding.

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

Administrative Services Agreement

The Company has entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space and administrative and support services. For the three months ended September 30, 2025 and 2024, the Company incurred $30,000 and $15,800, respectively, for these services. As of September 30, 2025, and December 31, 2024, outstanding balances were $135,800 and $45,800, respectively, classified under due to related party in the accompanying condensed balance sheets.

Consulting Services

The Company entered into an agreement, effective from the date of its incorporation, to pay a monthly fee of $15,000 to an entity affiliated with the Company’s Chief Executive Officer for consulting services. This agreement will continue until the earlier of the Company’s consummation of a Business Combination or its liquidation. For the three months ended September 30, 2025 and 2024, the Company incurred $45,000 and $0, respectively, for these services. As of September 30, 2025, and December 31, 2024, outstanding balances were $90,000 and $18,113, respectively, classified under due to related party in the accompanying condensed balance sheets.

Related Party Loans

On January 11, 2024, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering. These loans were non-interest-bearing, unsecured and were due at the earlier of December 31, 2024, or the closing of this offering. There were no amounts outstanding under the loans as of September 30, 2025, and December 31, 2024.

Due from Sponsor

The Sponsor covered various formation, operating, and deferred offering costs for the Company. Between December 19, 2023 (inception), and December 31, 2024, the Sponsor paid $228,274 on behalf of the Company. After settling the outstanding amount as of September 30, 2025, and December 31, 2024, the amount due from the sponsor was nil and $44,028 respectively.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2025, and December 31, 2024, there were no Class A ordinary shares issued or outstanding excluding 25,300,000 shares and 0 shares, respectively, subject to redemption.

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

The Class B ordinary shares included an aggregate of up to 825,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the number of Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On August 12, 2024, following the underwriters’ exercise of the over-allotment option, the shares are no longer subject to forfeiture. As of September 30, 2025, and December 31, 2024, there were 6,325,000 Class B ordinary Shares issued and outstanding.

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

Warrants

At September 30, 2025, and December 31, 2024, there were 12,650,000 Public Warrants and 7,665,000 Private Placement Warrants outstanding.

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

The Company’s public warrants were valued using a Monte Carlo simulation model and were classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the warrants:

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

As of September 30, 2025, the Trust Account held $267,284,310 in a money market fund, compared to $259,099,119 held in U.S. Treasury bills and $660 as cash as of December 31, 2024.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The fair values of held-to-maturity securities at September 30, 2025 and the gross holding gains at December 31, 2024 are as follows:

	Description	Level	Fair Value
September 30, 2025	Money market fund	1	$267,284,310

	Held to Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2024	U.S. Treasury Securities (matured on March 25, 2025)	1	$254,264,341	$4,834,778	$259,099,119

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

Business Combination

On April 22, 2025, Voyager Acquisition entered into a Business Combination Agreement with Veraxa Biotech AG, a Swiss company, and Oliver Baumann, in his capacity as the representative of Veraxa’s shareholders (the “BCA”). Under the BCA, Voyager Acquisition Sponsor Holdco LLC formed a public limited company under Swiss law (“PubCo”), which in turn formed a Cayman Islands exempted company (“Merger Sub”). Pursuant to a Joinder Agreement dated July 16, 2025, PubCo and Merger Sub became parties to the BCA.

The BCA, approved by the boards of directors of both Voyager Acquisition Corp and Veraxa, outlines a two-step transaction: (i) Voyager will merge with and into Merger Sub, which will survive as a wholly owned subsidiary of PubCo (the “Initial Merger”), and (ii) shortly thereafter, Veraxa will merge with and into PubCo, with PubCo as the surviving entity (the “Acquisition Merger”).

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception to the reporting date of September 30, 2025, have been organizational activities and those necessary to prepare for the public offering and the initial business combination. We will not generate any operating revenues until after completion of our initial business combination. We generated non-operating income in the form of interest income on investments held in trust and cash. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, and September 30, 2024, we had a net income of $2,358,611 and $1,321,694 respectively. During the three months ended September 30, 2025, the main source of income was the $2,763,576 income from investment held in Trust Account. During the three months ended September 30, 2024, income from investment held in trust was $1,850,928. Costs incurred during these periods primarily comprised of general and administrative costs.

For the nine months ended September 30, 2025, and September 30, 2024, we had a net income of $7,283,753 and $1,218,846 respectively. During the nine months ended September 30, 2025, the main source of income was the $8,195,502 income from investment held in Trust Account. During the nine months ended September 30, 2024, income from investment held in trust was $1,850,928. Costs incurred during these periods primarily comprised of general and administrative costs.

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

Our liquidity needs were satisfied prior to the completion of Initial Public Offering through $25,000 received from the sponsor for the issuance of the founder shares to our sponsor and up to $300,000 in loans from our sponsor under an unsecured promissory note. Till the time of the Initial Public Offering we had not borrowed any amount under the promissory note with our sponsor to be used for a portion of the expenses of this offering. Furthermore, as of September 30, 2025, we had not borrowed any amount under this promissory note.

However, the Sponsor covered various formation, operating, and deferred offering costs for the Company. Between December 19, 2023 (inception), and December 31, 2024, the Sponsor paid $228,274 on behalf of the Company. After settling the outstanding amount as of September 30, 2025, the amount due from the sponsor was nil.

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

As of September 30, 2025, the Trust Account held $267,284,310 in a money market fund, compared to $259,099,778 held in U.S. Treasury bills as of December 31, 2024.

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

As of September 30, 2025, the Company had a cash balance of $252,350 held outside the trust account. Additionally, the Company has available loan facilities agreed with the sponsor for working capital. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay income taxes to the extent the interest earned on the trust account is not sufficient to pay our income taxes.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No quarterly operating data is included in the financial statements and the notes thereto included in this Report under “Item 1. Interim Financial Statements” as we have not conducted any operations to date.

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

Date: November 14, 2025	Voyager Acquisition Corp.

	By:	/s/ Adeel Rouf
Adeel Rouf
Chief Executive Officer

By:	/s/ Alex Rogers
Alex Rogers
Chief Financial Officer