Form 10-K
period 2025-12-31
Voyager Acquisition Corp./Cayman Islands
filed 2026-03-10
CIK 2006815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

☒ Yes   ☐ No

As of December 31, 2025, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates was approximately $270 million.

There were 25,300,000 Class A ordinary shares, par value $0.0001 per share, issued and outstanding and 6,325,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding as of March 10, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Voyager Acquisition Corp.

Form 10-K

For the Year Ended December 31, 2025

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Annual Report on Form 10-K other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” of our Prospectus dated August 12, 2024 and in any subsequent filing we make with the Securities and Exchange Commission (“SEC”), as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

Proposed Business Combination

On April 22, 2025, we entered int a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “BCA”), with Veraxa Biotech AG, a company duly organized, validly existing, and in good standing under the laws of Switzerland (“Veraxa”) and Oliver Baumann, an individual, solely in his capacity as representative for the Company Shareholders. Pursuant to the terms of the BCA, Voyager Acquisition Sponsor Holdco LLC, a Delaware limited liability company (“Sponsor”), will form a public limited company organized under the Laws of Switzerland (“PubCo” whose legal name is referred to in the Joinder Agreement described below), and PubCo will form an exempted company limited by shares incorporated under the laws of the Cayman Islands, to be a direct wholly owned subsidiary of PubCo (“Merger Sub” whose legal name is referred to in the Joinder Agreement described below, and, together with PubCo each, individually, an “Acquisition Entity”). Each such Acquisition Entity shall enter into a joinder to the BCA, in form and substance satisfactory to Veraxa. The BCA and the transactions contemplated thereby were approved by the boards of directors of each Acquisition Entity, the Company, and Veraxa.

The BCA provides for, among other things, the following transactions: (i) the Company will merge with and into Merger Sub, with Merger Sub as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of PubCo (the “Initial Merger”), (ii) as soon as practicable, but not less than twenty-four hours following the completion of the Initial Merger, Veraxa will merge with and into PubCo, with PubCo as the surviving entity in the merger (the “Acquisition Merger”). The Initial Merger, the Acquisition Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination”. The Business Combination is expected to close in the first quarter of 2026, following the receipt of the required approval by SPAC’s shareholders and the fulfillment of other customary closing conditions.

On July 16, 2025, the Company entered into a Joinder Agreement (the “Joinder Agreement”) with Veraxa, Oliver Baumann, in his capacity as representative for the shareholders of Veraxa, Veraxa Biotech Holding AG (“PubCo”), and Veraxa Cayman Merger Sub (“Merger Sub”). Pursuant to the Joinder Agreement, PubCo and Merger Sub have become parties to the BCA and are fully bound by, and subject to, all the covenants, terms, representations, warranties, rights, obligations, and conditions of the BCA applicable to them as though they were original parties thereto. The Joinder Agreement also sets forth the mechanics for the transfer of assets and liabilities from the Company to Merger Sub and the subsequent contribution of Merger Sub shares to PubCo, as contemplated by the BCA. The Joinder Agreement includes customary representations, warranties, and releases by PubCo and Merger Sub, and confirms the ownership structure and management of PubCo and Merger Sub as of the date of the Joinder Agreement.

On October 18, 2025, the Company entered into an Amendment to the BCA dated as of April 22, 2025. Pursuant to the Amendment, the parties to the BCA agreed to extend the Agreement End Date to Augst 7, 2026. The parties also agreed to amend the termination provisions set forth in the BCA to eliminate the obligation for the Company to pay the SPAC Termination Fee in the event of termination of the BCA pursuant to Section 10.1(i) thereof.

On February 2, 2026, the parties executed a Second Amendment and Waiver to the BCA that, among other things, increased the implied merger consideration to approximately $1.35 billion, waived the net tangible asset condition, and provided for the Sponsor’s surrender of 200,000 founder shares and 400,000 Private Placement Warrants (as defined below) at Closing (as defined in the BCA), as disclosed in our Current Report on Form 8-K filed with the SEC February 3, 2026 and the related Form F-4/A filed with the SEC February 3, 2026. There can be no assurance that the Business Combination will be consummated on the terms described, or at all.

All terms used in this Annual Report and not defined herein shall have the meanings set forth in the BCA. The foregoing summary of the BCA does not purport to be complete and is qualified in its entirety by reference to the BCA, as amended from time to time, and is incorporated by reference herein.

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

Our initial shareholders, Sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of amounts withdrawn to pay our income taxes), divided by the number of then outstanding public shares. However, we will only redeem our public shares if our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination.

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

Our initial shareholders, Sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of amounts withdrawn to pay our income taxes), divided by the number of then outstanding public shares. However, we will only redeem our public shares if our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Item 3. Legal Proceedings.

As of December 31, 2025, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, Class A Ordinary Shares, and Warrants are listed on Nasdaq under the symbols “VACHU”, “VACH”, and “VACHW”, respectively.

Holders

As of December 31, 2025 there was one holder of record of our Units, one holder of record of our Class A Ordinary Shares, eight holders of record of our Class B ordinary shares, one holder of record of our public warrants and three holders of record of our Private Placement Warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Units, Class A Ordinary Shares and public warrants are held of record by banks, brokers and other financial institutions.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On August 12, 2024, we consummated the IPO of 25,300,000 Units, including the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000. Simultaneously with the consummation of the IPO and the sale of the Units, we consummated the private placement (“Private Placement”) of 7,665,000 units (the “Initial Private Placement Units”). In this Private Placement, the Sponsor purchased 5,037,500 warrants, while Cantor Fitzgerald & Co. and Odeon Capital Group LLC purchased 2,627,500 warrants, all at a price of $1 per Private Placement Unit, generating total proceeds of $7,665,000. Each Private Placement Unit entitles the holder thereof to one Class A ordinary share and one-half of one redeemable warrant (“Private Placement Warrants”) to purchase one Class A ordinary share at $11.50 per share.

Following the closing of our IPO, a total of $254,265,000 comprised of the proceeds from the IPO (which amount includes $12,045,000 of the underwriters’ deferred discount) and the Private Placement, was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. The specific investments in our trust account may change from time to time.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”.

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

Pursuant to our amended and restated memorandum and articles of association, if we are unable to complete our initial business combination within the completion window, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of amounts withdrawn to pay our income taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our initial shareholders have entered into agreements with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the completion window. However, if our initial shareholders or management team acquire public shares in or after this offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the prescribed time period.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception to the reporting date of December 31, 2025, have been organizational activities and those necessary to prepare for the public offering and the initial business combination. We will not generate any operating revenues until after completion of our initial business combination. We generated non-operating income in the form of interest income on investments held in trust and cash. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the years ended December 31, 2025, and 2024, we had a net income of $8,989,141 and $4,141,371 respectively. Our main source of income was income from investment held in Trust Account which was $10,762,965 and $4,675,702 for the years ended December 31, 2025 and 2024 respectively. Costs incurred during these periods primarily comprised of general and administrative costs.

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

Our liquidity needs were satisfied prior to the completion of Initial Public Offering through $25,000 received from the sponsor for the issuance of the founder shares to our sponsor and up to $300,000 in loans from our sponsor under an unsecured promissory note. Till the time of the Initial Public Offering we had not borrowed any amount under the promissory note with our sponsor to be used for a portion of the expenses of this offering. Furthermore, as of December 31, 2025, we had not borrowed any amount under this promissory note.

However, the Sponsor covered various formation, operating, and deferred offering costs for the Company. Between December 19, 2023 (inception), and December 31, 2024, the Sponsor paid $228,274 on behalf of the Company. After settling the outstanding amount as of December 31, 2025, the amount due to sponsor was $646.

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

As of December 31, 2025, the Trust Account held $269,862,743 in a money market fund, compared to $259,099,778 held in U.S. Treasury bills as of December 31, 2024.

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

As of December 31, 2025, the Company had a cash balance of $182,103 held outside the trust account. Additionally, the Company has available loan facilities agreed with the sponsor for working capital. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay income taxes to the extent the interest earned on the trust account is not sufficient to pay our income taxes.

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

The Company’s mandatory liquidation date, absent a consummated business combination, is August 12, 2026. The Company's management has determined that the liquidity condition, mandatory liquidation date, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about its ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial Business Combination. There is no assurance that the Company's plans to consummate the initial Business Combination will be successful or successful.

In the event that the business combination is not completed as currently anticipated, the Company’s Sponsor has agreed to provide working capital loans, if necessary, to fund the Company’s operations. Furthermore, the Company’s Sponsor, officers, and directors have agreed to waive certain future administrative fees to preserve cash resources. There can be no assurance that the proposed business combination will be completed or that additional financing will be available on acceptable terms, if required. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Attached.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for emerging growth companies.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Oﬃcers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Adeel Rouf	34	President, Chief Executive Officer and Director
Warren Hosseinion	53	Chairman of the Board of Directors
Alex Rogers	52	Chief Financial Officer
Warren Hosseinion Jr.	26	Vice President, Mergers and Acquisitions
Oded Levy	67	Director
Jonathan Intrater	68	Director

Adeel Rouf currently serves as our President, Chief Executive Officer and as a Director. He currently serves as Chief Operating Officer of Northern Revival Acquisition Corporation, and Board Advisor to CSML Acquisition Corporation, each a special purpose acquisition company listed on Nasdaq. Mr. Rouf is the President, Chief Financial Officer and a Director of Titan Acquisition Corp., a Caymans Island company, (Nasdaq: TACHU) and has served in that capacity since April 2024. Previously, from July 2023 to June 2024, Mr. Rouf served as a Director of Zalatoris II Acquisition Corp (Nasdaq: ZLS) and, from June 2023 to September 2024, Director of Zalatoris Acquisition Corp (NYSE: TCOA). From February 2021 to August 2022, Mr. Rouf served as the founder and Chief Financial Officer of the Founder SPAC, the special purpose acquisition company that merged with Rubicon Technologies, Inc. (NYSE: RBT) in a transaction valued at $1.7 billion, and, from June 2020 to January 2023, as Senior Vice President of Altitude Acquisition Corp., (NASQAQ: ALTU). Mr. Rouf was a Board Advisor and Co-Sponsor of Investcorp India Acquisition Company from January 2021 to June 2022. Mr. Rouf worked as an Investment Professional at Cohen and Company Asset Management from April 2019 to June 2020. Previously, Mr. Rouf worked as an Investment Professional at FinTech Acquisition Corp. III, a special purpose acquisition company which merged with Paya, Inc. (Nasdaq: PAYA), and as an Investment Professional at Insurance Acquisition Corp., which merged with Shift Technologies, Inc. Mr. Rouf was a member of J.P. Morgan Chase & Co.’s Investment Banking Leveraged Finance team executing debt finance transactions and worked at Sumitomo Mitsui Banking Corporation executing structured debt finance transactions. Mr. Rouf graduated from Baruch College with a BBA in Accounting and received a Master of Science degree in Sustainability Management and Energy Finance from Columbia University. Mr. Rouf was selected as a director due to his experience in the financial services industry.

Warren Hosseinion, M.D. currently serves as our Chairman of the Board of Directors. Mr. Hosseinion currently serves as a member of the board of directors of General Purpose Acquisition Corp. (NASDAQ: GPACU) and has served as a member of the board of directors since December 2025. He currently serves as a member of the board of directors of Vesicor Therapeutics, Inc. and has served as a member of the board of directors since February 2023. He has served as the Chairman of Cardio Diagnostics, Inc. (NASDAQ: CDIO) since May 2022 and has also served as a member of the board of directors and President of Nutex Health, Inc. (NASDAQ: NUTX) since April 2022. He served as the Chairman of Altitude Acquisition Corporation (NASDAQ: ALTU) from September 2022 to March 2024. Dr. Hosseinion is a co-founder of Apollo Medical Holdings, Inc. (NASDAQ: AMEH), has served as a member of its board of directors since July 2008, and served as its Chief Executive Officer from July 2008 to December 2017 and Co-Chief Executive Officer from December 2017 to March 2019. Dr. Hosseinion was Chairman of the board of directors of Clinigence Holdings, Inc. from April 2019 to March 2022 and Chief Executive Officer of Clinigence Holdings, Inc. from March 2021 to March 2022. In 2001, Dr. Hosseinion co-founded ApolloMed. Dr. Hosseinion received his B.S. in Biology from the University of San Francisco, his M.S. in Physiology and Biophysics from the Georgetown University Graduate School of Arts and Sciences, and his medical degree from the Georgetown University School of Medicine. He completed his internship and residency in internal medicine at the University of Southern California Medical Center. Dr. Hosseinion was selected as a director due to his experience in the healthcare industry.

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

Oded Levy currently serves as one of our directors. He currently serves as a member of the board of directors of Vesicor Therapeutics, Inc. and has served as a member of the board of directors since February 2023. Mr. Levy has served as a member of the board of directors of Cardio Diagnostics, Inc. (NASDAQ: CDIO) since October 2022. He is the founder, president and managing partner of Blue Ox, a private equity firm based in New York City that invests growth capital in commercial-stage healthcare companies, with a focus on companies involved in precision health. In addition, Mr. Levy has served as a member of the board of directors of Gemelli Biotech Corp., a private corporation focusing on non-invasive precision diagnostics for gastro-intestinal diseases, since December 2023. Mr. Levy has over 30 years of experience in specialized healthcare investing in private equity, capital markets and asset management. He co-founded Blue Ox in 2009, leads origination and structuring of the firm’s investments, and chairs the Investment Committee. Prior to Blue Ox, Mr. Levy was a principal at Oracle Partners, LP, a private investment firm specializing in public securities investing and merchant banking in the healthcare, bioscience and related industries. Previously, he was Head Trader and a member of the Executive Committee at Genesis Merchant Group Securities (“GMGS”), a San Francisco-based investment bank. Mr. Levy was also Senior Vice President of Investments at Bering Holdings, Inc., the investment arm of publicly traded MAXXAM, Inc. He began his career in 1987 as a corporate finance analyst at Bear, Stearns & Co. Inc. Mr. Levy previously served on the boards of former Blue Ox investments, MedSave USA, as Executive Chairman, Delphi Behavioral Health Group and Infinity Funding. He holds an MBA in Finance and International Business and a BS in Computer and Information Systems from New York University. Mr. Levy was selected as a director due to his experience in the private equity industry.

Jonathan Intrater currently serves as one of our directors. Mr. Intrater is a Managing Director in the investment banking department at Ladenburg, Thalmann & Co., Inc., which he joined in 1998. His broad transactional experience over the past 30 years of investment banking encompassing over $10 billion in public equity and high-yield note offerings, private placements of debt and equity securities, merger advisory transactions, and various debt restructuring assignments. He currently serves as a member of the board of directors of Aldabra 4 Liquidity Opportunity Vehicle, Inc. (NASDAQ: ALOVU) and has served as a member of the board of directors since January 2026. He currently serves as a member of the board of directors of Vesicor Therapeutics, Inc. and has served as a member of the board of directors since February 2023. From September 2019 to August 2021, he served as a member of the board and Chairman of the audit committee of GreenVision Acquisition Corp., a Nasdaq Capital Market-listed special purpose acquisition company which completed its initial business combination in August 2021. From November 2021 to October 2022 he was CEO and Chairman of Mana Capital Acquisition Corp., also a Nasdaq Capital Market-listed special purpose acquisition company which completed its initial business combination with Cardio Diagnostics in October 2022. Prior to joining Ladenburg Thalmann, he served as a Managing Director at the Brenner Securities Corporation from 1982 to 1989 and a Senior Vice President, BIA/Frazier, Gross & Kadlec, the nation’s largest telecommunications valuation firm from 1982 to 1989. Mr. Intrater holds an M.B.A from Vanderbilt University and a bachelor’s degree from the University of Pennsylvania. Mr. Intrater was selected as a director due to his experience in the investment banking industry.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of 4 members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq.

The term of office of the first class of directors, consisting of Messrs. Adeel Rouf and Warren Hosseinion, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Oded Levy, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Jonathan Intrater, will expire at the third annual meeting of shareholders.

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

Director Independence

The rules of the Nasdaq require that a majority of our board of directors be independent within one year of our initial public offering. Our board of directors has determined that each of Messrs. Hosseinion, Levy and Intrater are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Hosseinion, Levy and Intrater serve as members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to the exception described below. Each of Messrs. Hosseinion, Levy and Intrater are independent.

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

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Messrs. Hosseinion, Levy and Intrater and Mr. Levy serves as chair of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Director Nominations

We do not have a standing nominating committee though we intend to form a nominating and corporate governance as and when required to so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Hosseinion, Levy and Intrater. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)	Entity	Entity’s Business	Affiliation
Adeel Rouf	Zalatoris Acquisition Corp	Acquisition Company	Director

	Zalatoris II Acquisition Corp	Acquisition Company	Director

	Northern Revival Acquisition Corp	Acquisition Company	Officer

	Titan Acquisition Corp.	Acquisition Company	Officer

Warren Hosseinion	Nutex Health, Inc.	Healthcare Services	Director and President

	Cardio Diagnostics, Inc.	Healthcare Biotechnology	Chairman

	Altitude Acquisition Corp.	Acquisition Company	Chairman

	Vesicor Therapeutics, Inc.	Biopharmaceutical Company	Director

	General Purpose Acquisition Corp.	Acquisition Company	Director

Alex Rogers	Blue Ox Healthcare Partners	Private Investments	Principal

Warren Hosseinion Jr.	Vesicor Therapeutics, Inc.	Healthcare Biotechnology	Officer

Oded Levy	Cardio Diagnostics, Inc.	Healthcare Biotechnology	Director

	Blue Ox Healthcare Partners	Private Investments	President and Managing Partner

	Gemelli Biotech Corp.	Healthcare Biotechnology	Director

	Vesicor Therapeutics, Inc.	Healthcare Biotechnology	Director

Jonathan Intrater	Ladenburg, Thalmann & Co.	Investment Banking	Managing Director

	Aldabra 4 Liquidity Opportunity Vehicle, Inc.	Acquisition Company	Director

	General Purpose Acquisition Corp.	Acquisition Company	Director

(1)	Each of the entities listed in this table may have competitive interests with our company with respect to the performance by each individual listed in this table of his or her obligations. Each individual listed has a fiduciary duty with respect to each of the listed entities.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders currently hold founder shares and Private Placement Warrants. Our initial shareholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our initial shareholders with respect to any public shares acquired by them. Additionally, our initial shareholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated memorandum and articles of association. If we do not complete our initial business combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Furthermore, subject to certain limited exceptions, our initial shareholders have agreed not to transfer, assign or sell any of their founder shares until the earlier of: (i) one year following the consummation of our initial business combination; or (ii) subsequent to the consummation of our initial business combination, the date on which we consummate a transaction which results in all of our shareholders having the right to exchange their shares for cash, securities, or other property. Subject to certain limited exceptions, the Private Placement Warrants and the Class A Ordinary Shares underlying such warrants, will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our officers, directors, shareholders or affiliates may be paid fees upon the successful completion of our initial business combination as described above.

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

Further, commencing on the date our securities are first listed on the Nasdaq, we will also pay an affiliate of Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team; upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

We pay an affiliate of the Sponsor $15,000 per month for consulting services provided by an entity affiliated with our Chief Executive Officer; upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

●	Payment to an affiliate of our Sponsor of $10,000 per month, for office space, utilities and secretarial and administrative support; upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees;

●	Payment to an affiliate of our Sponsor, of $15,000 per month for consulting services to an entity affiliated to our Chief Executive Officer, upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees;

●	Reimbursement for any out of-pocket expenses related to identifying, investigating and completing an initial business combination;

●	Payment of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business combination;

●	Repayment of non-interest bearing loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 10, 2026. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

The beneficial ownership of our ordinary shares is based on 25,300,000 Class A Ordinary Shares and 6,325,000 Class B ordinary shares as of March 10, 2026.

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned	Number of Founder Shares Beneficially Owned(2)	Approximate Percentage of Total Voting Power
Voyager Acquisition Sponsor Holdco LLC (our Sponsor)(3)(5)	-	4,690,000	14.8%
Adeel Rouf (3)(4)(5)	-	4,690,000	14.8%
Warren Hosseinion(5)	-	700,000	2.2%
Alex Rogers(5)	-	145,000	*
Warren Hosseinion Jr. (5)	-	75,000	*
Oded Levy(5)	-	500,000	1.6%
Jonathan Intrater(5)	-	165,000	*
All officers and directors as a group (6 individuals)	-	6,275,000	19.9%
MM Asset Management Inc.(6)	1,100,000	-	5.0%
AQR Capital Management, LLC(7)	1,418,939	-	5.6%
LMR Partners LLP(8)	2,178,000	-	8.6%
Magnetar Financial LLC(9)	2,156,220	-	8.5%
The Goldman Sachs Group, Inc.(10)	1,753,159	-	6.9%
Barclays PLC(11)	1,586,361		6.3%
Wolverine Asset Management LLC(12)	2,492,418		9.9%
First Trust Merger Arbitrage Fund(13)	1,405,632		5.6%
First Trust Capital Management L. P.(14)	1,617,947		6.4%
W.R. Berkley Corporation(15)	1,800,824	-	7.1%

*	Individual director or executive officer beneficially owns less than 1% of the shares of common stock outstanding as of March 10, 2026.

(1)	Unless otherwise noted, the business address of each of the following is 131 Concord Street, Brooklyn, New York, 11201.
(2)	Such shares will (unless otherwise provided in our initial business combination agreement) automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial business combination and may be converted at any time prior to our initial business combination, at the option of the holder, on a one-for-one basis, subject to adjustment.
(3)	Voyager Acquisition Sponsor Holdco LLC, our Sponsor, is the record holder of the shares reported herein. Adeel Rouf, our Chief Executive Officer, is the managing member of the Sponsor and has voting and investment discretion with respect to the securities held of record by our Sponsor and may be deemed to have or beneficial ownership of the securities held directly by our Sponsor. Such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. On October 8, 2024, the Sponsor distributed 1,935,000 founder shares to Warren Hosseinion, Oded Levy, Adeel Rouf, Jonathan Intrater, Alex Rogers, Warren Hosseinion, Jr., and a third-party vendor.

(4)	Includes 300,000 shares directly held by Adeel Rouf.
(5)	On October 8, 2024, the Sponsor transferred an aggregate of 1,935,000 founder shares to our directors and officers and a third party vendor as payment for services rendered in connection with our IPO. The Sponsor effected the following transfers on October 8, 2024: to Warren Hosseinion, the Sponsor transferred 700,000 founder shares; to Oded Levy, the Sponsor transferred 500,000 founder shares; to Adeel Rouf, the Sponsor transferred 300,000 founder shares; to Jonathan Intrater, the Sponsor transferred 165,000 founder shares; to Alex Rogers, the Sponsor transferred 145,000 founder shares; to Warren Hosseinion, Jr., the Sponsor transferred 75,000 founder shares; and to a third-party vendor 50,000 founder shares as payment for services.
(6)	According to a Schedule 13G filed on August 13, 2024, interests shown are held by (i) MM Asset Management Inc., a company incorporated under the laws of Canada, and (ii) MMCAP International Inc. SPC, an exempted company incorporated under the laws of the Cayman Islands. The principal business address of such persons is 161 Bay Street, TD Canada Trust Tower, Suite 2240, Toronto, ON M5J 2S1, Canada and c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands.
(7)	According to a Schedule 13G/A filed on May 14, 2025, interests shown are held by (i) AQR Capital Management, LLC, a Delaware limited liability company, (ii) AQR Capital Management Holdings, LLC, a Delaware limited liability company, and (iii) ARQ Arbitrage, LLC, a Delaware limited liability company. The principal business address of such persons is 131 Concord Street, Brooklyn, NY, 11201.
(8)	According to a Schedule 13G filed on November 14, 2024, interests shown are held by (i) LMR Partners LLP, a United Kingdom limited liability partnership, (ii) LMR Partners Limited, a Hong Kong corporation, (iii) LMR Partners LLC, a Delaware limited liability company, (iv) LMR Partners AG, a Swiss corporation, (v) LMR Partners (DIFC) Limited, a United Arab Emirates corporation, (vi) LMR Partners (Ireland) Limited, a limited company incorporated in Ireland, (vii) Ben Levine, a citizen of the United Kingdom, and (viii) Stefan Renold, a citizen of Switzerland. The address of the principal business office of such persons is c/o LMR Partners LLP, 9th Floor, Devonshire House, 1 Mayfair Place, London, W1J 8AJ, United Kingdom.
(9)	According to a Schedule 13G/A filed on August 8, 2025, interests shown are held by (i) Magnetar Financial LLC, a Delaware limited liability company, (ii) Magnetar Capital Partners LP, a Delaware limited partnership, (iii) Supernova Management LLC, a Delaware limited liability company, and (iv) David J. Snyderman, a citizen of the United States of America. The address of the principal business office of such persons is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.
(10)	According to a Schedule 13G filed on February 6, 2025, interests shown are held by (i) The Goldman Sachs Group, Inc., a Delaware corporation, and (ii) Goldman Sachs & Co. LLC, a New York limited liability company. The principal business address of such persons is 200 West Street New York, NY 10282 and 200 West Street New York, NY 10282.
(11)	According to a Schedule 13G/A filed on March 21, 2025, interests shown are held by Barclays PLC, a United Kingdom public limited company. The principal business address of such person is 1 Churchill Place, London - E14 5HP.
(12)	According to a Schedule 13G/A filed on July 3, 2025, interests shown are held by (i) Wolverine Asset Management LLC, (ii) Wolverine Trading Partners, Inc., (iii) Wolverine Holdings, L.P., (iv) Christopher L. Gust, and (v) Robert R. Bellick. The principal business address of such persons is 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.
(13)	According to a Schedule 13G/A filed on August 14, 2025, interests shown are held by (i) First Trust Merger Arbitrage Fund, a series of Investment Managers Series Trust II. The principal business address of First Trust Merger Arbitrage Fund is 235 West Galena Street, Milwaukee, WI 53212.
(14)	According to a Schedule 13G/A filed on August 14, 2025, interests shown are held by (i) First Trust Capital Management L.P., a Delaware limited partnership (“FTCM”), (ii) First Trust Capital Solutions L.P., a Delaware limited partnership (“FTCS”), and (iii) FTCS Sub GP LLC, a Delaware limited liability company (“Sub GP”). The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606.
(15)	According to a Schedule 13G filed on February 10, 2025, interests shown are held by W.R. Berkley Corporation. The principal business address of such of such person is 475 Steamboat Road Greenwich, CT 06830.

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

On February 16, 2024, the Company issued an additional 1,725,000 founder shares (up to 225,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) for no additional consideration which were retroactively presented on the audited financial statements.

On May 31, 2024, the Company issued an additional 28,750 founder shares (up to 3,750 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) for no additional consideration which were retroactively presented on the audited financial statements.

On July 19, 2024, the Company forfeited 1,178,750 founder shares for no consideration. This adjustment was made to align with the reduction in the offering size and has been retroactively reflected in the Company’s audited financial statements.

The founder shares included an aggregate of up to 825,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the number of founder shares would represent 20% of the Company’s issued and outstanding shares after the IPO. On August 12, 2024, following the underwriters’ exercise of the over-allotment option, the shares are no longer subject to forfeiture.

On February 2, 2026, the Sponsor agreed to surrender 200,000 founder shares for no consideration at Closing (as defined in the BCA) in connection with the Second Amendment and Waiver to the BCA.

As of December 31, 2025, and 2024, there were 6,325,000 founder shares issued and outstanding.

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

Administrative Services Agreement

The Company has entered into an agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a business combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space and administrative and support services. For the years ended December 31, 2025, and 2024 the Company accrued and incurred $120,000 and $45,800, respectively for office space and administrative and support services. As of December 31, 2025, and 2024, $165,800 and $45,800 remained outstanding respectively.

Consulting Services

The Company entered into an agreement, effective from the date of its incorporation, to pay a monthly fee of $15,000 to an entity affiliated with the Company’s Chief Executive Officer for consulting services. This agreement will continue until the earlier of the Company’s consummation of a business combination or its liquidation. For the years ended December 31, 2025, and 2024, the Company accrued and incurred $180,000 and $165,536, respectively for consulting services. As of December 31, 2025 there was an outstanding balance of $72,400. As of December 31, 2024 an amount of $11,887 was paid in advance.

Related Party Loans

On January 11, 2024, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. There were no amounts outstanding as of December 31, 2025, and 2024.

Due from Sponsor

The Sponsor covered various formation, operating, and deferred offering costs for the Company. Between December 19, 2023 (inception), and December 31, 2024, the Sponsor paid $228,274 on behalf of the Company. After settling the outstanding amount as of December 31, 2024, the amount due from the related party was $44,028. As of December 31, 2025, there were $646 amounts due to the Sponsor.

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

Item 14. Principal Accountant Fees and Services.

The firm WithumSmith+Brown PC acts as our independent registered public accounting firm. The following is a summary of fees paid to WithumSmith+Brown PC for services rendered during the Company’s fiscal years ended December 31, 2025, and 2024.

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statement Fees for services performed in review of the financial information by WithumSmith+Brown, PC in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fee inclusive if required filings with the SEC for the years ended December 31, 2025, and 2024 and of services rendered in connection of our Initial Public Offering, amounted to $177,520 and $118,440, respectively.

Audit-Related Fees: Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees”. These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the years ended December 31, 2025, and 2024, we did not pay WithumSmith+Brown, PC any audit-related fee.

Tax Fees: Tax fees consist of fee billed for professional services relating to tax compliance, tax planning and tax advice. During the years ended December 31, 2025, and 2024, we did not pay WithumSmith+Brown, PC any tax fee.

All Other Fees: All other fees consist of fees billed for all other services. we did not pay WithumSmith+Brown, PC any other fee.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Voyager Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Voyager Acquisition Corp. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by August 12, 2026, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Voyager Acquisition Corp, in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

New York, New York

March 10, 2026

PCAOB ID Number 100

Voyager Acquisition Corp.
Balance Sheets

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$182,103	$668,285
Due from Sponsor	-	44,028
Prepaid assets	11,537	-
Total current assets	193,640	712,313
Investments and Cash in Trust Account	269,862,743	259,099,778
Total Assets	$270,056,383	$259,812,091

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,055,272	$5,054
Due to related party	238,200	33,913
Due to Sponsor	646	-
Total current liabilities	1,294,118	38,967

Deferred underwriting commissions	12,045,000	12,045,000

Total Liabilities	13,339,118	12,083,967

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 25,300,000 shares subject to possible redemption at $10.67 and $10.24 per share as of December 31, 2025 and 2024, respectively	269,862,743	259,099,778

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2025 and 2024	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 25,300,000 shares and 0 shares subject to possible redemption) at December 31, 2025 and 2024, respectively	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 shares issued and outstanding at December 31, 2025 and 2024(1)	633	633
Additional paid-in capital		-
Accumulated deficit	(13,146,111)	(11,372,287)
Total shareholders’ deficit	(13,145,478)	(11,371,654)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$270,056,383	$259,812,091

(1)	During 2024, the Company issued 5,750,000 Class B shares to the Sponsor on January 11 for $25,000, followed by 1,725,000 additional shares on February 16, bringing the total to 7,475,000. On May 31, 28,750 more shares were issued, but on July 19, 2024 the Company forfeited 1,178,750 shares, leaving 6,325,000 shares outstanding. On August 12, the underwriters fully exercised their over-allotment option. As a result, 825,000 Class B ordinary shares were no longer subject to forfeiture. As of December 31, 2025 and December 31, 2024, the Company had 6,325,000 Class B shares outstanding.

The accompanying notes are an integral part of these financial statements.

Voyager Acquisition Corp.
Statements of Operations

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
General and administrative expenses	$1,785,259	$702,959
Loss from operations	(1,785,259)	(702,959)

Other income:
Interest income	11,435	9,552
Income from investments held in Trust Account	10,762,965	4,675,702
Unrealized gain on investments held in Trust Account	-	159,076
Total other income	10,774,400	4,844,330
Net income	$8,989,141	$4,141,371

Weighted average shares outstanding of Class A redeemable ordinary shares, basic and diluted	25,300,000	9,815,847
Basic and diluted net income per ordinary share, Class A Redeemable ordinary shares	$0.28	$0.26

Weighted average shares outstanding of Class B ordinary shares, basic	6,325,000	5,820,082
Basic net income per ordinary share, Class B ordinary shares	$0.28	$0.26

Weighted average shares outstanding of Class B ordinary shares, diluted	6,325,000	6,325,000
Diluted net income per ordinary share, Class B ordinary shares	$0.28	$0.24

(1)	During 2024, the Company issued 5,750,000 Class B shares to the Sponsor on January 11 for $25,000, followed by 1,725,000 additional shares on February 16, bringing the total to 7,475,000. On May 31, 2024, the Company issued an additional 28,750 Class B ordinary shares to the Sponsor, resulting in the Sponsor holding a total of 7,503,750 Class B ordinary shares but on July 19, 2024 the Company forfeited 1,178,750 shares, leaving 6,325,000 shares outstanding. On August 12, the underwriters fully exercised their over-allotment option. As a result, 825,000 Class B ordinary shares were no longer subject to forfeiture. As of December 31, 2024, the share and per-share data have been retroactively restated in the audited financial statements (see Notes 6 and 8).

The accompanying notes are an integral part of these financial statements.

Voyager Acquisition Corp.

Statements of Changes in Shareholders’ Deficit

For the Years Ended December 31, 2025 and 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	-	$-	6,325,000	$633	$-	$(11,372,287)	$(11,371,654)
Accretion for Class A ordinary shares subject to possible redemption	-	-	-	-		(10,762,965)	(10,762,965)
Net income	-	-	-	-	-	8,989,141	8,989,141
Balance – December 31, 2025	-	$-	6,325,000	$633	$-	$(13,146,111)	$(13,145,478)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	-	$-	1	$-	$-	$(5,000)	$(5,000)
Issuance of Class B ordinary shares(1)	-	-	6,325,000	633	24,367	-	25,000
Cancellation of 1 share			(1)	-	-	-	-
Issuance of private units	-	-	-	-	7,665,000	-	7,665,000
Fair value of public warrants	-		-	-	1,429,450	-	1,429,450
Accretion for Class A ordinary shares subject to redemption amount	-	-	-	-	(24,527,793)	-	(24,527,793)
Allocated value of transaction costs to Public and Private warrants	-	-	-	-	(99,682)	-	(99,682)
Reclass of additional paid in capital to accumulated deficit	-	-	-	-	15,508,658	(15,508,658)	-
Net income	-	-	-	-	-	4,141,371	4,141,371
Balance – December 31, 2024	-	$-	6,325,000	$633	$-	$(11,372,287)	$(11,371,654)

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

The accompanying notes are an integral part of these financial statements.

Voyager Acquisition Corp.

Statements of Cash Flows

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,989,141	$4,141,371
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust account	(10,762,965)	(4,675,702)
Unrealized gain on investments held in Trust account	-	(159,076)
Changes in operating assets and liabilities:
Increase in prepaid assets	(11,537)	-
Increase in accounts payable and accrued expenses	1,050,218	54
Decrease (increase) in amount due from Sponsor	44,674	(74,028)
Increase in amount payable to related party	204,287	63,913
Net cash used in operating activities	(486,182)	(703,468)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposited in Trust Account	-	(254,265,000)
Net cash used in investing activities	-	(254,265,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares to Sponsor	-	25,000
Gross proceeds from initial public offering	-	253,000,000
Proceeds from private placement	-	7,665,000
Payment of offering costs	-	(5,000,387)
Reimbursement of underwriter expenses		(52,860)
Net cash provided by financing activities	-	255,636,753

Net (decrease) increase in cash	(486,182)	668,285
Cash and cash equivalents – beginning of the year	668,285	-
Cash and cash equivalents – end of the year	$182,103	$668,285
Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$-	$12,045,000

The accompanying notes are an integral part of these financial statements.

Voyager Acquisition Corp.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2025

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

As of December 31, 2025, the Company had not yet commenced operations. All activity for the period from December 19, 2023 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Investments Held in Trust Account

On August 12, 2024, upon the closing of the Initial Public Offering and the Private Placement, $254,265,000 ($10.05 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested only in U.S. government treasury obligations, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earliest of (i) the completion of an initial business combination, (ii) the redemption of public shares if the Company is unable to complete an initial business combination within the completion window, subject to applicable law, and (iii) the redemption of public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of obligation to redeem 100% of public shares if the Company has not consummated an initial business combination within the completion window or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of public shareholders.

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

Going Concern

As of December 31, 2025, the Company had cash of $182,103 and a working capital deficit of $1,100,478. The Company has incurred and expects to continue to incur significant costs in connection with completing a potential business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Further, The Company’s mandatory liquidation date, absent a consummated business combination, is August 12, 2026 which is within one year from the issuance date of these financial statements.

In connection with the management's assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements --Going Concern,” the Company's management has determined that the liquidity condition, mandatory liquidation date, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about its ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial Business Combination. There is no assurance that the Company's plans to consummate the initial Business Combination will be successful or successful within the Combination Period. The consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments that might result from the outcome of this uncertainty.

In the event that the business combination is not completed as currently anticipated, the Company’s Sponsor has agreed to provide working capital loans, if necessary, to fund the Company’s operations. Furthermore, the Company’s Sponsor, officers, and directors have agreed to waive certain future administrative fees to preserve cash resources. There can be no assurance that the proposed business combination will be completed or that additional financing will be available on acceptable terms, if required. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. As such, the accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be required to liquidate.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”. The amendments require public business entities to disclose additional information about certain expense captions presented on the face of the income statement, including the disaggregation of specific expense categories such as employee compensation, depreciation, amortization, and stock-based compensation within relevant income statement line items. The amendments are effective for fiscal years beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027.

The Company is currently evaluating the impact of this guidance and does not expect its adoption to have a material impact on the Company’s financial statements. Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2025 and 2024, the Company had $182,103 and $668,285, respectively, in cash and cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. The Company classifies its U.S. government treasury bills and equivalent securities as held to maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost and adjusted for the amortization of discounts. The estimated fair values of investments held in the Trust Account are determined using available market information. The interest income, unrealized gain and dividend income on these investments are included in the statements of operations. At December 31, 2025, the assets held in the Trust Account of $269,862,743 were held in a money market fund.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public ordinary shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes change in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and the accumulated deficit. Accordingly, as of December 31, 2025 and 2024, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

At December 31, 2025 and 2024, the ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Public offering proceeds	$253,000,000
Less:
Proceeds allocated to Public Warrants	(1,429,450)
Allocation of offering costs related to redeemable shares	(16,998,565)
Plus:
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	24,527,793
Ordinary shares subject to possible redemption as of December 31, 2024	259,099,778
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	10,762,965
Ordinary shares subject to possible redemption as of December 31, 2025	$269,862,743

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

As of December 31, 2025 and 2024, the public and private warrants are exercisable to purchase in aggregate 12,650,000 and 7,665,000 ordinary shares, respectively. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the inclusion of such rights and warrants would be anti-dilutive. The warrants cannot be converted to shares of ordinary shares prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024
	Redeemable Class A	Non- Redeemable Class B	Redeemable Class A	Non- Redeemable Class B
Basic net income per share:

Numerator:
Allocation of net income	$7,191,313	$1,797,828	$2,599,850	$1,541,521

Denominator:
Weighted average shares outstanding	25,300,000	6,325,000	9,815,847	5,820,082

Basic net income per share	$0.28	$0.28	$0.26	$0.26

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024
	Redeemable Class A	Non- Redeemable Class B	Redeemable Class A	Non- Redeemable Class B
Diluted net income per share:

Numerator:
Allocation of net income	$7,191,313	$1,797,828	$2,599,850	$1,541,521

Denominator:
Weighted average shares outstanding	25,300,000	6,325,000	9,815,847	6,325,000

Diluted net income per share	$0.28	$0.28	$0.26	$0.24

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

	December 31, 2025	December 31, 2024
Cash	$182,103	$668,285
Due from Sponsor	$-	$44,028
Prepaid assets	$11,537	$-
Investments and Cash held in Trust Account	$269,862,743	$259,099,778

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
General and administrative expenses	$1,785,259	$702,959
Interest income	$11,435	$9,552
Income from investments held in Trust Account	$10,762,965	$4,675,702
Unrealized gain on investments held in Trust Account	$-	$159,076

The CODM reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statements of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. The CODM reviews the status of investments and cash and cash equivalents held in the Trust Account and the income generated from this investment to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated August 8, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.

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

The Founder Shares included an aggregate of up to 825,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the number of Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On August 12, 2024, following the underwriters’ exercise of the over-allotment option, the shares are no longer subject to forfeiture. As of December 31, 2025 and 2024, there were 6,325,000 Founder Shares issued and outstanding.

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

Administrative Services Agreement

The Company has entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and administrative and support services. For the years ended December 31, 2025 and 2024, the Company incurred $120,000 and $45,800, respectively, for these services. As of December 31, 2025 and 2024, outstanding balances were $165,800 and $45,800, respectively, classified under due to related party in the accompanying balance sheets.

Consulting Services

The Company entered into an agreement, effective from the date of its incorporation, to pay a monthly fee of $15,000 to an entity affiliated with the Company’s Chief Executive Officer for consulting services. This agreement will continue until the earlier of the Company’s consummation of a Business Combination or its liquidation. For the years ended December 31, 2025 and 2024, the Company incurred $180,000 and $165,536, respectively, for these services. As of December 31, 2025, the outstanding balance is $72,400. As of December 31, 2024, an amount of $11,887 was paid in advance. These amounts are classified under due to related party in the accompanying balance sheets.

Related Party Loans

On January 11, 2024, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering. These loans were non-interest-bearing, unsecured and were due at the earlier of December 31, 2024, or the closing of this offering. There were no amounts outstanding under the loans as of December 31, 2025 and 2024.

Due from or to Sponsor

As of December 31, 2025, the amount due to the Sponsor was $646 for certain expenses paid by Sponsor on behalf of the Company. Between December 19, 2023 (inception) and December 31, 2024, the Sponsor paid $228,274 on behalf of the Company for formation, operating, and deferred offering costs. After netting amounts due to the Sponsor, the Company had a receivable of $44,028 from the Sponsor as of December 31, 2024, which was settled during 2025.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2025 and 2024, there were no Class A ordinary shares issued or outstanding excluding 25,300,000 shares and 25,300,000 shares, respectively, subject to redemption.

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

The Class B ordinary shares included an aggregate of up to 825,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the number of Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On August 12, 2024, following the underwriters’ exercise of the over-allotment option, the shares are no longer subject to forfeiture. As of December 31, 2025 and 2024, there were 6,325,000 Class B ordinary shares issued and outstanding.

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

Warrants

At December 31, 2025 and 2024, there were 12,650,000 Public Warrants and 7,665,000 Private Placement Warrants outstanding.

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

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of December 31, 2025, the Trust Account held $269,862,743 in a money market fund, compared to $259,099,119 held in U.S. Treasury bills and $659 as cash as of December 31, 2024.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2025 and 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The fair values of held-to-maturity securities at December 31, 2025 and the gross holding gains at December 31, 2024 are as follows:

	Description	Level	Fair Value
December 31, 2025	Money market fund	1	$269,862,743

	Held to Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2024	U.S. Treasury Securities (matured on March 25, 2025)	1	$254,264,341	$4,834,778	$259,099,119

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying financial statements.

On February 17, 2026, the Company’s Registration Statement on Form F-4 relating to the proposed business combination was declared effective by the U.S. Securities and Exchange Commission.

(2)	Financial Statement Schedules:

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3)	Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description
1.1*	Underwriting Agreement, dated August 8, 2024, by and between the Registrant and Cantor Fitzgerald & Co., as representative of the underwriters, (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on August 14, 2024).
2.1*	Business Combination Agreement, dated as of April 22, 2025, by and among Voyager Acquisition Corp. and Veraxa Biotech AG (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on April 22, 2025).
2.2*	Amendment to Business Combination Agreement, dated as of October 18, 2025, by and among Voyager Acquisition Corp., Veraxa Biotech AG, and Oliver Baumann (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on October 21, 2025).
2.3*	Second Amendment and Waiver to Business Combination Agreement, dated as of February 2, 2026, by and among Voyager Acquisition Corp., Veraxa Biotech AG, and Oliver Baumann (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on February 3, 2026).
3.1*	Memorandum and Articles of Association, (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
3.2*	Amended and Restated Memorandum and Articles of Association, (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
4.1*	Specimen Unit Certificate, (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
4.2*	Specimen Ordinary Share Certificate, (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
4.3*	Specimen Warrants Certificate (appended as exhibit to Exhibit 4.4), (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
4.4*	Warrant Agreement, dated August 8, 2024, by and between Continental Stock Transfer & Trust Company and the Registrant, (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on August 14, 2024).
10.1*	Letter Agreement, dated August 8, 2024, by and among the Registrant and its founders, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on August 14, 2024).
10.2*	Investment Management Trust Agreement, dated August 8, 2024, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on August 14, 2024).
10.3*	Registration Rights Agreement, dated August 8, 2024, by and among the Registrant and certain security holders, (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on August 14, 2024).
10.4*	Securities Subscription Agreement, between the Registrant and the Sponsor dated January 11, 2024, (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
10.5*	Amended and Restated Securities Subscription Agreement, between the Registrant and the Sponsor dated February 16, 2024, (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
10.6*	Second Amended and Restated Securities Subscription Agreement, between the Registrant and the Sponsor dated May 31, 2024, (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-280305), filed with the Securities and Exchange Commission on July 30, 2024).

10.7*	Third Amended and Restated Securities Subscription Agreement, between the Registrant and the Sponsor dated July 19, 2024, (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A (File No. 333-280305), filed with the Securities and Exchange Commission on July 30, 2024).
10.8*	Private Placement Warrants Purchase Agreement dated August 8, 2024, by and among the Registrant and the Sponsor, (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on August 14, 2024).
10.9*	Private Placement Warrants Purchase Agreement, dated August 8, 2024, by and among the Registrant, Cantor Fitzgerald & Co. and Odeon Capital Group LLC, (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on August 14, 2024).
10.10*	Form of Indemnity Agreement, (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
10.11*	Administrative Services Agreement, dated August 8, 2024, by and between the Registrant and the Sponsor, (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on August 14, 2024).
10.12*	Promissory Note issued to Voyager Acquisition Sponsor Holdco LLC, (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
10.13*	Advisor Agreement, dated August 8, 2024, by and between the Registrant and Advisor, (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on August 14, 2024).
10.14*	Sponsor Support Agreement, dated as of April 22, 2025, by and among Voyager Acquisition Corp., Voyager Acquisition Sponsor Holdco, LLC, and Veraxa Biotech AG (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on April 22, 2025).
10.15*	First Amendment to Sponsor Support Agreement, dated as of February 2, 2026, by and among Veraxa Biotech AG, Voyager Acquisition Corp., and Voyager Acquisition Sponsor Holdco LLC (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on February 3, 2026).
10.16*	Voting, Support and Lock-Up Agreement, dated as of April 22, 2025, by and among Voyager Acquisition Corp., Veraxa Biotech AG and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on April 22, 2025).
10.17*	Joinder Agreement, dated as of July 16, 2025, by and among Voyager Acquisition Corp., Veraxa Biotech AG, Oliver Baumann, Veraxa Biotech Holding AG, and Veraxa Cayman Merger Sub (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on July 16, 2025).
14.1*	Form of Code of Ethics, (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
19*	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on form 10-K (File No. 001-42211), filed with the Securities and Exchange Commission on March 31, 2025).
24**	Power of Attorney (included on signature page hereto).
31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

*	Previously filed.
**	Furnished herewithin.

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

Name	Position	Date

/s/ Warren Hosseinion	Chairman of the Board of Directors	March 10, 2026
Warren Hosseinion

/s/ Adeel Rouf	Chief Executive Officer, President	March 10, 2026
Adeel Rouf	(Principal executive officer) and Director

/s/ Alex Rogers	Chief Financial Officer	March 10, 2026
Alex Rogers	(Principal financial and accounting officer)

/s/ Oded Levy	Director	March 10, 2026
Oded Levy

/s/ Jonathan Intrater	Director	March 10, 2026
Jonathan Intrater