Form 10-K/A
period 2025-12-31
Voyager Acquisition Corp./Cayman Islands
filed 2026-04-02
CIK 2006815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

☒ Yes   ☐ No

The aggregate market value of the registrant’s outstanding Class A Ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Global Market tier of The Nasdaq Stock Market LLC, was $263 million.

There were 25,300,000 Class A ordinary shares, par value $0.0001 per share, issued and outstanding and 6,325,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding as of March 10, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2025, originally filed on March 10, 2026 (the “Original Filing”) by Voyager Acquisition Corp. (the “Company”). The Company is filing this Amendment to add Exhibit 97.1, the Company’s Policy on Recoupment of Incentive Compensation (adopted as of March 10, 2025), which was inadvertently omitted from the Original Filing.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of and for the periods covered in the Original Filing, and the Company has not updated the disclosures contained therein to reflect any subsequent events.

EXHIBIT INDEX

Exhibit No.	Description
1.1*	Underwriting Agreement, dated August 8, 2024, by and between the Registrant and Cantor Fitzgerald & Co., as representative of the underwriters, (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on August 14, 2024).
2.1*	Business Combination Agreement, dated as of April 22, 2025, by and among Voyager Acquisition Corp. and Veraxa Biotech AG (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on April 22, 2025).
2.2*	Amendment to Business Combination Agreement, dated as of October 18, 2025, by and among Voyager Acquisition Corp., Veraxa Biotech AG, and Oliver Baumann (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on October 21, 2025).
2.3*	Second Amendment and Waiver to Business Combination Agreement, dated as of February 2, 2026, by and among Voyager Acquisition Corp., Veraxa Biotech AG, and Oliver Baumann (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on February 3, 2026).
3.1*	Memorandum and Articles of Association, (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
3.2*	Amended and Restated Memorandum and Articles of Association, (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
4.1*	Specimen Unit Certificate, (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
4.2*	Specimen Ordinary Share Certificate, (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
4.3*	Specimen Warrants Certificate (appended as exhibit to Exhibit 4.4), (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
4.4*	Warrant Agreement, dated August 8, 2024, by and between Continental Stock Transfer & Trust Company and the Registrant, (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on August 14, 2024).
4.5**	Description of Securities.
10.1*	Letter Agreement, dated August 8, 2024, by and among the Registrant and its founders, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on August 14, 2024).
10.2*	Investment Management Trust Agreement, dated August 8, 2024, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on August 14, 2024).
10.3*	Registration Rights Agreement, dated August 8, 2024, by and among the Registrant and certain security holders, (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on August 14, 2024).
10.4*	Securities Subscription Agreement, between the Registrant and the Sponsor dated January 11, 2024, (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
10.5*	Amended and Restated Securities Subscription Agreement, between the Registrant and the Sponsor dated February 16, 2024, (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
10.6*	Second Amended and Restated Securities Subscription Agreement, between the Registrant and the Sponsor dated May 31, 2024, (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-280305), filed with the Securities and Exchange Commission on July 30, 2024).

10.7*	Third Amended and Restated Securities Subscription Agreement, between the Registrant and the Sponsor dated July 19, 2024, (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A (File No. 333-280305), filed with the Securities and Exchange Commission on July 30, 2024).
10.8*	Private Placement Warrants Purchase Agreement dated August 8, 2024, by and among the Registrant and the Sponsor, (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on August 14, 2024).
10.9*	Private Placement Warrants Purchase Agreement, dated August 8, 2024, by and among the Registrant, Cantor Fitzgerald & Co. and Odeon Capital Group LLC, (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on August 14, 2024).
10.10*	Form of Indemnity Agreement, (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
10.11*	Administrative Services Agreement, dated August 8, 2024, by and between the Registrant and the Sponsor, (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on August 14, 2024).
10.12*	Promissory Note issued to Voyager Acquisition Sponsor Holdco LLC, (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
10.13*	Advisor Agreement, dated August 8, 2024, by and between the Registrant and Advisor, (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on August 14, 2024).
10.14*	Sponsor Support Agreement, dated as of April 22, 2025, by and among Voyager Acquisition Corp., Voyager Acquisition Sponsor Holdco, LLC, and Veraxa Biotech AG (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on April 22, 2025).
10.15*	First Amendment to Sponsor Support Agreement, dated as of February 2, 2026, by and among Veraxa Biotech AG, Voyager Acquisition Corp., and Voyager Acquisition Sponsor Holdco LLC (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on February 3, 2026).
10.16*	Voting, Support and Lock-Up Agreement, dated as of April 22, 2025, by and among Voyager Acquisition Corp., Veraxa Biotech AG and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on April 22, 2025).
10.17*	Joinder Agreement, dated as of July 16, 2025, by and among Voyager Acquisition Corp., Veraxa Biotech AG, Oliver Baumann, Veraxa Biotech Holding AG, and Veraxa Cayman Merger Sub (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42211), filed with the Securities and Exchange Commission on July 16, 2025).
14.1*	Form of Code of Ethics, (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 (File No. 333-280305), filed with the Securities and Exchange Commission on June 18, 2024).
19*	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on form 10-K (File No. 001-42211), filed with the Securities and Exchange Commission on March 31, 2025).
24*	Power of Attorney (incorporated by reference to Exhibit 24 to the Company’s Annual Report on form 10-K (File No. 001-42211), filed with the Securities and Exchange Commission on March 10, 2026).
31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1**	Policy on Recoupment of Incentive Compensation

*	Previously filed.
**	Furnished herewithin.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Voyager Acquisition Corp.

By:	/s/ Adeel Rouf
Adeel Rouf
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Warren Hosseinion	Chairman of the Board of Directors	April 2, 2026
Warren Hosseinion

/s/ Adeel Rouf	Chief Executive Officer, President	April 2, 2026
Adeel Rouf	(Principal executive officer) and Director

/s/ Alex Rogers	Chief Financial Officer	April 2, 2026
Alex Rogers	(Principal financial and accounting officer)

/s/ Oded Levy	Director	April 2, 2026
Oded Levy

/s/ Jonathan Intrater	Director	April 2, 2026
Jonathan Intrater

4