Form 10-Q
period 2026-03-31
Voyager Acquisition Corp./Cayman Islands
filed 2026-05-20
CIK 2006815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one warrant	VACHU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	VACH	The Nasdaq Stock Market LLC
Warrants, each whole warrant entitling the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, exercisable 30 days after the completion of our initial business combination and will expire five years after the completion of our initial business combination or earlier upon redemption or our liquidation	VACHW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

As of May 19, 2026, the registrant had a total of 25,300,000 Class A ordinary shares, $0.0001 par value, issued and outstanding and 6,325,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

VOYAGER ACQUISITION CORP.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” of our Prospectus dated August 12, 2024 and in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Voyager Acquisition Corp.

Voyager Acquisition Corp.
Condensed Balance Sheets

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$32,790	$182,103
Prepaid assets	11,537	11,537
Total current assets	44,327	193,640
Investments held in Trust Account	272,235,628	269,862,743
Total Assets	$272,279,955	$270,056,383

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,035,746	$1,055,272
Due to related party	300,800	238,200
Due to Sponsor	646	646
Redemptions payable for Class A ordinary shares	271,345,912	-
Total current liabilities	274,683,104	1,294,118

Deferred underwriting commissions	12,045,000	12,045,000

Total Liabilities	286,728,104	13,339,118

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 82,685 and 25,300,000 shares subject to possible redemption at $10.76 and $10.67 per share at March 31, 2026 and December 31, 2025, respectively	889,716	269,862,743

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2026 and December 31, 2025	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 82,685 and 25,300,000 shares subject to possible redemption) at March 31, 2026 and December 31, 2025, respectively	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 shares issued and outstanding at March 31, 2026 and December 31, 2025	633	633
Additional paid-in capital
Accumulated deficit	(15,338,498)	(13,146,111)
Total shareholders’ deficit	(15,337,865)	(13,145,478)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$272,279,955	$270,056,383

The accompanying notes are an integral part of these unaudited condensed financial statements.

Voyager Acquisition Corp.
Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative expenses	$2,192,818	$265,009
Loss from operations	(2,192,818)	(265,009)

Other income:
Interest income	431	6,546
Income from investments held in Trust Account	2,372,885	2,691,608
Total other income	2,373,316	2,698,154
Net income	$180,498	$2,433,145

Weighted average shares outstanding of Class A redeemable ordinary shares, basic and diluted	19,976,345	25,300,000
Basic and diluted net income per ordinary share, Class A redeemable ordinary shares	$0.01	$0.08

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,325,000	6,325,000
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.01	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

Voyager Acquisition Corp.

Condensed Statements of Changes in Shareholders’ Deficit

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	-	$-	6,325,000	$633	$-	$(13,146,111)	$(13,145,478)
Accretion for Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,372,885)	(2,372,886)
Net income	-	-	-	-	-	180,498	180,499
Balance – March 31, 2026 (Unaudited)	-	$-	6,325,000	$633	$-	$(15,338,498)	$(15,337,865)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	-	$-	6,325,000	$633	$-	$(11,372,287)	$(11,371,654)
Accretion for Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,691,608)	(2,691,608)
Net income	-	-	-	-	-	2,433,145	2,433,145
Balance – March 31, 2025 (Unaudited)	-	$-	6,325,000	$633	$-	$(11,630,750)	$(11,630,117)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Voyager Acquisition Corp.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$180,498	$2,433,145
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(2,372,885)	(4,675,702)
Unrealized gain on investments held in Trust Account	-	(159,076)
Changes in operating assets and liabilities:
Decrease in prepaid assets	-	(11,537)
Increase in accounts payable and accrued expenses	1,980,474	35,320
Increase in amount payable to related party	62,600	11,887
Net cash used in operating activities	(149,313)	(2,206,887)

Net decrease in cash and cash equivalents	(149,313)	(2,206,887)
Cash and cash equivalents – beginning of the period	182,103	668,285
Cash and cash equivalents – end of the period	$32,790	$(1,538,602)

Supplemental disclosure of noncash transactions:
Redemptions payable for Class A ordinary shares, reclassified from equity to current liabilities	$271,345,912	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Voyager Acquisition Corp.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2026

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

As of March 31, 2026, the Company had not yet commenced operations. All activity for the period from December 19, 2023 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) and consummating business combination, as described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on amounts invested from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Business Combination Approval

On March 12, 2026, Voyager Acquisition Corp. (“SPAC”) held an extraordinary general meeting of shareholders (the “Meeting”). Holders of 21,743,532 SPAC Class A ordinary shares and SPAC Class B ordinary shares were present in person or by proxy at the Meeting, representing approximately 68.754% of the voting power of the issued and outstanding shares entitled to vote as of the February 13, 2026 record date.

At the Meeting, SPAC shareholders approved and adopted the Business Combination Agreement, dated April 22, 2025, by and among SPAC, Veraxa Biotech AG and Oliver Baumann, solely in his capacity as shareholder representative, as amended on October 18, 2025 and February 2, 2026, and approved the transactions contemplated thereby, including the proposed Business Combination between SPAC and Veraxa Biotech AG.

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

Simultaneously with the closing of the IPO, pursuant to the private placement warrant purchase agreement, dated August 8, 2024, between the Company and Voyager Acquisition Sponsor Holdco LLC (the “Sponsor”), and the private placement warrant purchase agreement, dated August 8, 2024, between the Company and Cantor Fitzgerald & Co. and Odeon Capital Group LLC, the Company completed the private sale of 7,665,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $7,665,000 (the “Private Proceeds” and, together with the Public Proceeds, the “Offering Proceeds”). In this Private Placement, the Sponsor purchased 5,037,500 warrants, while Cantor Fitzgerald & Co. and Odeon Capital Group LLC purchased 2,627,500 warrants. The Private Placement Warrants are identical to the Warrants sold in the IPO (see Note 4).

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

As disclosed in the Current Report on Form 8-K filed by the Company on March 18, 2026, in the extraordinary general meeting of shareholders held on March 12, 2026 holders of 25,217,315 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds held in the Company’s Trust Account in connection with the proposed Business Combination with VERAXA Biotech AG. Such redeemed shares represented approximately 99.67% of the Company’s issued and outstanding public shares. Following the effectuation of such redemptions, approximately 82,685 public shares will remain outstanding.

Assuming no redemption reversals, approximately $885,556 will remain in the Trust Account following payment of the redemption amounts to the redeeming shareholders. The redemption elections remain subject to the consummation of the proposed Business Combination. Upon consummation of the Business Combination and the effectuation of the redemptions, the redeemed Class A ordinary shares will be cancelled, and the related redemption amounts will be distributed from the Trust Account to the redeeming shareholders in accordance with the Company’s amended and restated memorandum and articles of association.

Going Concern

As of March 31, 2026, the Company had cash of $32,790 and a working capital deficit of $3,292,865 (without considering the amount of $271,345,912 to be paid for redemptions of Class A ordinary shares which will be paid from the investments held in Trust Account). The redemption value of the Class A ordinary shares redeemed is based on the estimated per-share redemption value calculated as of March 31, 2026. The actual redemption amount payable per share may differ from the estimated amount presented herein due to changes in the value of assets held in the Trust Account, accrued taxes, permitted withdrawals, dissolution expenses, and the timing of the actual redemption date, The Company has incurred and expects to continue to incur significant costs in connection with completing a potential Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these unaudited condensed financial statements are issued. Further, The Company’s mandatory liquidation date, absent a consummated Business Combination, is August 12, 2026 which is within one year from the issuance date of these unaudited condensed financial statements.

In connection with the management’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements—Going Concern,” the Company’s management has determined that the liquidity condition and mandatory liquidation date, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about its ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial business combination. There is no assurance that the Company’s plans to consummate the initial business combination will be successful or successful within the Combination Period. The unaudited condensed financial statements included in this Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

In the event that the Business Combination is not completed as currently anticipated, the Company’s Sponsor has agreed to provide working capital loans, if necessary, to fund the Company’s operations. Furthermore, the Company’s Sponsor, officers, and directors have agreed to waive certain future administrative fees to preserve cash resources. There can be no assurance that the proposed Business Combination will be completed or that additional financing will be available on acceptable terms, if required. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties. As such, the accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be required to liquidate.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 10, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”. The amendments require public business entities to disclose additional information about certain expense captions presented on the face of the income statement, including the disaggregation of specific expense categories such as employee compensation, depreciation, amortization, and stock-based compensation within relevant income statement line items. The amendments are effective for fiscal years beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027.

The Company is currently evaluating the impact of this guidance and does not expect its adoption to have a material impact on the Company’s unaudited condensed financial statements. Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2026, the Company held $26,672 in cash and $6,118 in cash equivalents. As of December 31, 2025, the Company held $48,242 in cash and $133,831 in cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. The Company classifies its U.S. government treasury bills and equivalent securities as held to maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost and adjusted for the amortization of discounts. The estimated fair values of investments held in the Trust Account are determined using available market information. The interest income, unrealized gain and dividend income on these investments are included in the condensed statements of operations. At March 31, 2026 and December 31, 2025, the assets held in the Trust Account of $272,235,628 and $269,862,743 were held in a money market fund.

As disclosed in the Current Report on Form 8-K filed by the Company on March 18, 2026, in the extraordinary general meeting of shareholders held on March 12, 2026 holders of 25,217,315 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds held in the Company’s Trust Account in connection with the proposed Business Combination with VERAXA Biotech AG. Such redeemed shares represented approximately 99.67% of the Company’s issued and outstanding public shares. Following the effectuation of such redemptions, approximately 82,685 public shares are expected to remain outstanding.

Assuming no redemption reversals, approximately $885,556 is expected to remain in the Trust Account following payment of the redemption amounts to the redeeming shareholders. The redemption value of the Class A ordinary shares redeemed is based on the estimated per-share redemption value calculated as of March 31, 2026. The actual redemption amount payable per share may differ from the estimated amount presented herein due to changes in the value of assets held in the Trust Account, accrued taxes, permitted withdrawals, dissolution expenses, and the timing of the actual redemption date. The redemption elections remain subject to the consummation of the proposed Business Combination. Upon consummation of the Business Combination and the effectuation of the redemptions, the redeemed Class A ordinary shares will be cancelled and the related redemption amounts will be distributed from the Trust Account to the redeeming shareholders in accordance with the Company’s amended and restated memorandum and articles of association.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that is included in the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized for jurisdictions where the Company might be subject to income tax.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets primarily due to their short-term nature.

Warrant Instruments

The Company assessed Public Warrants and Private Placement Warrants to determine whether they should be classified as equity or liability instruments. This assessment is based on an evaluation of the specific terms of each instrument and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment is based on whether the instrument is freestanding financial instruments pursuant to ASC 480, meets the definition of a liability pursuant to ASC 480, and whether the instrument meets all of the requirements for equity classification under ASC 815, including whether the instrument is indexed to the Company’s own ordinary shares, among other conditions for equity classification. Pursuant to such evaluation, the Company accounted for the public warrants issued in Initial Public Offering and the warrants issued in connection with the Private Placement as equity-classified instruments in accordance with ASC 815 as they did not meet the liability criteria.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public ordinary shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes change in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and the accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

At March 31, 2026 and December 31, 2025, the ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption as of December 31, 2025	$269,862,743
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	2,372,885
Less: Amount payable for redemptions	(271,345,912)
Ordinary shares subject to possible redemption as of March 31, 2026	$889,716

As noted above, in the extraordinary general meeting of shareholders held on March 12, 2026 holders of 25,217,315 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds held in the Company’s Trust Account in connection with the proposed Business Combination with VERAXA Biotech AG. Such redeemed shares represented approximately 99.67% of the Company’s issued and outstanding public shares. Following the effectuation of such redemptions, approximately 82,685 public shares are expected to remain outstanding. As of March 31, 2026, an amount of $271,345,912 is shown under current liabilities as Redemptions payable for Class A ordinary shares. The redemption value of the Class A ordinary shares redeemed is based on the estimated per-share redemption value calculated as of March 31, 2026. The actual redemption amount payable per share may differ from the estimated amount presented herein due to changes in the value of assets held in the Trust Account, accrued taxes, permitted withdrawals, dissolution expenses, and the timing of the actual redemption date.

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

As of March 31, 2026 and December 31, 2025, the public and private warrants are exercisable to purchase an aggregate of 12,650,000 and 7,665,000 ordinary shares, respectively. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the inclusion of such rights and warrants would be anti-dilutive. The warrants cannot be converted to shares of ordinary shares prior to an initial business combination; therefore, they have been classified as anti-dilutive.

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Redeemable Class A	Non- Redeemable Class B	Redeemable Class A	Non- Redeemable Class B
Basic and diluted net income per share:

Numerator:
Allocation of net income	$137,091	$43,407	$1,946,515	$486,380

Denominator:
Weighted average shares outstanding	19,976,345	6,325,000	25,300,000	6,325,000

Basic and diluted net income per share	$0.01	$0.01	$0.01	$0.01

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

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$32,790	$182,103
Prepaid assets	$11,537	$11,537
Investments held in Trust Account	$272,235,628	$269,862,743

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative expenses	$2,192,818	$265,009
Interest income	$431	$6,546
Income from investments held in Trust Account	$2,372,885	$2,691,608

The CODM reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the condensed statements of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.

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

The Founder Shares included an aggregate of up to 825,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the number of Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On August 12, 2024, following the underwriters’ exercise of the over-allotment option, the shares are no longer subject to forfeiture. As of March 31, 2026 and December 31, 2025, there were 6,325,000 Founder Shares issued and outstanding.

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

Administrative Services Agreement

The Company has entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and administrative and support services. For three months ended March 31, 2026 and 2025, the Company incurred $30,000 and $30,000, respectively, for these services. As of March 31, 2026 and December 31, 2025, outstanding balances were $195,800 and $165,800, respectively, classified under due to related party in the accompanying condensed balance sheets.

Consulting Services

The Company entered into an agreement, effective from the date of its incorporation, to pay a monthly fee of $15,000 to an entity affiliated with the Company’s Chief Executive Officer for consulting services. This agreement will continue until the earlier of the Company’s consummation of a Business Combination or its liquidation. For three months ended March 31, 2026 and 2025, the Company incurred $45,000 and $45,000, respectively, for these services. As of March 31, 2026 and December 31, 2025, the outstanding balance was $105,000 and $72,400, respectively.

Related Party Loans

On January 11, 2024, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering. These loans were non-interest-bearing, unsecured and were due at the earlier of December 31, 2024, or the closing of this offering. There were no amounts outstanding under the loans as of March 31, 2026 and December 31, 2025.

Due from or to Sponsor

As of March 31, 2026 and December 31, 2025, the amount due to the Sponsor was $646 for certain expenses paid by Sponsor on behalf of the Company.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 82,685 shares and 25,300,000 shares, respectively, subject to redemption.

As noted above, in the extraordinary general meeting of shareholders held on March 12, 2026 holders of 25,217,315 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds held in the Company’s Trust Account in connection with the proposed Business Combination with VERAXA Biotech AG. Such redeemed shares represented approximately 99.67% of the Company’s issued and outstanding public shares. Following the effectuation of such redemptions, approximately 82,685 public shares will remain outstanding.

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

The Class B ordinary shares included an aggregate of up to 825,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the number of Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On August 12, 2024, following the underwriters’ exercise of the over-allotment option, the shares are no longer subject to forfeiture. As of March 31, 2026 and December 31, 2025, there were 6,325,000 Class B ordinary shares issued and outstanding.

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

Warrants

At March 31, 2026 and December 31, 2025, there were 12,650,000 Public Warrants and 7,665,000 Private Placement Warrants outstanding.

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

As of March 31, 2026 and December 31, 2025, the Trust Account held $272,235,628 and $269,862,743, respectively, in a money market fund.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Description	Level	Fair Value
March 31, 2026	Money market fund	1	$272,235,628
December 31, 2025	Money market fund	1	$269,862,743

As noted above, in the extraordinary general meeting of shareholders held on March 12, 2026, holders of 25,217,315 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds held in the Company’s Trust Account, in connection with the proposed Business Combination with VERAXA Biotech AG. Following the effectuation of such redemptions, approximately 82,685 public shares will remain outstanding. Assuming no redemption reversals, approximately $885,556 will remain in the Trust Account following payment of the redemption amounts to the redeeming shareholders.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

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

Pursuant to our amended and restated memorandum and articles of association, if we are unable to complete our initial business combination within the completion window, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of amounts withdrawn to pay our income taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our initial shareholders have entered into agreements with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if we fail to complete our initial business combination within the completion window. However, if our initial shareholders or management team acquire public shares in or after this offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial cusiness combination within the prescribed time period.

On January 24, 2024, the SEC adopted the 2024 SPAC Rules, which became effective on July 1, 2024. The 2024 SPAC Rules require, among other matters:

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

The BCA, approved by the boards of directors of both Voyager Acquisition Corp and Veraxa, outlines a two-step transaction: (i) Voyager will merge with and into Merger Sub, which will survive as a wholly owned subsidiary of PubCo (the “Initial Merger”), and (ii) shortly thereafter, Veraxa will merge with and into PubCo, with PubCo as the surviving entity (the “Acquisition Merger”). On October 18, 2025, the Company entered into an Amendment to the BCA, pursuant to which the parties agreed to extend the Agreement End Date to August 7, 2026. On February 2, 2026, the parties executed a Second Amendment and Waiver to the BCA that, among other things, increased the implied merger consideration to approximately $1.35 billion, waived the net tangible asset condition, and provided for the Sponsor’s surrender of 200,000 founder shares and 400,000 Private Placement Warrants at Closing. On February 17, 2026, the Company’s Registration Statement on Form F-4 relating to the proposed Business Combination was declared effective by the SEC.

Business Combination Approval

On March 12, 2026, Voyager Acquisition Corp. (“SPAC”) held an extraordinary general meeting of shareholders (the “Meeting”). Holders of 21,743,532 SPAC Class A ordinary shares and SPAC Class B ordinary shares were present in person or by proxy at the Meeting, representing approximately 68.754% of the voting power of the issued and outstanding shares entitled to vote as of the February 13, 2026 record date.

At the Meeting, SPAC shareholders approved and adopted the Business Combination Agreement, dated April 22, 2025, by and among SPAC, Veraxa Biotech AG and Oliver Baumann, solely in his capacity as shareholder representative, as amended on October 18, 2025 and February 2, 2026, and approved the transactions contemplated thereby, including the proposed Business Combination between SPAC and Veraxa Biotech AG.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception to the reporting date of March 31, 2026, have been organizational activities and those necessary to prepare for the public offering and the initial business combination. We will not generate any operating revenues until after completion of our initial business combination. We generated non-operating income in the form of interest income on investments held in trust and cash. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, and March 31, 2025, we had a net income of $180,498 and $2,433,145 respectively. During the three months ended March 31, 2026, the main source of income was the $2,372,886 income from investments held in Trust Account. During the three months ended March 31, 2025, income from investments held in Trust was $2,698,154. During the three months ended March 31, 2026 and 2025, the company earned $431 and $6,546, respectively from investments held in money market fund. Costs incurred during these periods primarily comprised of general and administrative costs.

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

Our liquidity needs were satisfied prior to the completion of Initial Public Offering through $25,000 received from the sponsor for the issuance of the founder shares to our sponsor and up to $300,000 in loans from our sponsor under an unsecured promissory note. Till the time of the Initial Public Offering we had not borrowed any amount under the promissory note with our sponsor to be used for a portion of the expenses of this offering. Furthermore, as of March 31, 2026, we had not borrowed any amount under this promissory note.

However, the Sponsor covered various formation, operating, and deferred offering costs for the Company. Between December 19, 2023 (inception), and December 31, 2025, the Sponsor paid $224,274 on behalf of the Company. After settling the outstanding amount as of March 31, 2026, the amount due from the sponsor was $646.

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

As of March 31, 2026, the Trust Account held $272,235,628 in a money market fund, compared to $269,862,743 held in a money market fund as of December 31, 2025.

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

As of March 31, 2026, the Company had a cash balance of $32,790 held outside the Trust Account. Additionally, the Company has available loan facilities agreed with the sponsor for working capital. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay income taxes to the extent the interest earned on the Trust Account is not sufficient to pay our income taxes.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No quarterly operating data is included in the financial statements and the notes thereto included in this Report under “Item 1. Interim Financial Statements” as we have not conducted any operations to date.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations carefully consider the factors discussed in “Risk Factors” of our Prospectus dated August 12, 2024, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal 2025 to the risk factors that were included in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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

Date: May 20, 2026	Voyager Acquisition Corp.

	By:	/s/ Adeel Rouf
Adeel Rouf
Chief Executive Officer

By:	/s/ Alex Rogers
Alex Rogers
Chief Financial Officer